Form 10-Q
period 2001-03-31
SHELBOURNE PROPERTIES III INC
filed 2001-05-14
CIK 1106038

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         Commission file number 0-16343

                         SHELBOURNE PROPERTIES III, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                          04-3502381
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)


               5 Cambridge Center, 9th Floor, Cambridge, MA 02142
                    (Address of principal executive offices)

                                 (617) 234-3000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                                        No
               -----                                           -----

As of May 14, 2001, there were 1,173,998 shares of common stock outstanding.

================================================================================

                        SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q - MARCH 31, 2001


The financial statements contained in this Form 10-Q are those of Shelbourne Properties III, Inc.'s predecessor in interest, High Equity Partners L.P. - Series 88 (the "Partnership"). On April 17, 2001, the Partnership was merged with and into Shelbourne Properties III, LP, a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties III, Inc.

                                      INDEX


Part I.  Financial Information:                                                                        Page
                                                                                                       ----

Item 1.  Financial Statements

     Balance Sheets - March 31, 2001 and December 31, 2000.......................................        3

     Statements of Operations - Three Months Ended March 31, 2001 and 2000.......................        4

     Statement of Partners' Equity - Three Months Ended March 31, 2001...........................        5

     Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000.......................        6

     Notes to Financial Statements...............................................................        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................................       14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................       16


Part II. Other Information:

Item 4.       Submission of Matters to a Vote of Securityholders.................................       17

Item 6.       Exhibits and Reports on Form 8-K...................................................       17

Signatures.......................................................................................       18

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q - MARCH 31, 2001



                                 BALANCE SHEETS


                                                   MARCH 31, 2001         DECEMBER 31, 2000
                                                   --------------         -----------------
ASSETS

Real estate - net                                    $ 44,349,637              $ 44,633,773
Cash and cash equivalents                              10,684,668                10,222,394
Other assets                                            1,844,994                 1,610,180
Receivables - net                                         305,151                    83,415
                                                     ------------              ------------

                                                     $ 57,184,450              $ 56,549,762
                                                     ============              ============





LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $    932,755              $    821,472
Due to affiliates                                         265,169                   335,041
                                                     ------------              ------------

                                                        1,197,924                 1,156,513
                                                     ------------              ------------

Commitments and contingencies

PARTNERS' EQUITY:

Limited partners' equity (371,766 units
   issued and outstanding)                             53,187,181                52,623,568
General partners' equity                                2,799,345                 2,769,681
                                                     ------------              ------------

                                                       55,986,526                55,393,249
                                                     ------------              ------------

                                                     $ 57,184,450              $ 56,549,762
                                                     ============              ============



                       See notes to financial statements.

                        SHELBOURNE PROPERTIES III, INC.

                          FORM 10-Q - MARCH 31, 2001



                           STATEMENTS OF OPERATIONS


                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                    2001                2000
                                                                    ----                ----

Rental Revenue                                                   $2,050,012          $2,055,166
                                                                 ----------          ----------

Costs and Expenses:

     Operating expenses                                             446,814             461,616
     Depreciation and amortization                                  408,231             387,513
     Partnership asset management fee                               215,360             167,420
     Administrative expenses                                        483,941             255,106
     Property management fee                                         54,200              61,989
                                                                 ----------          ----------

                                                                  1,608,546           1,333,644
                                                                 ----------          ----------

Income before interest and other income                             441,466             721,522

     Interest income                                                142,111              77,152
     Other income                                                     9,700                  --
                                                                 ----------          ----------

Net income                                                       $  593,277          $  798,674
                                                                 ==========          ==========


Net income attributable to:

     Limited partners                                            $  563,613          $  758,740
     General partners                                                29,664              39,934
                                                                 ----------          ----------

Net income                                                       $  593,277          $  798,674
                                                                 ==========          ==========

Net income per unit of limited partnership
     interest (371,766 units outstanding)                          $   1.52            $   2.04
                                                                   ========            ========

Net income per share of common stock of Shelbourne
     (1,173,998 shares outstanding)                                 $  0.51             $  0.68
                                                                    =======             =======


                       See notes to financial statements.

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q - MARCH 31, 2001



                          STATEMENT OF PARTNERS' EQUITY


                                         GENERAL      LIMITED
                                        PARTNERS'     PARTNERS'
                                         EQUITY        EQUITY          TOTAL
                                        ---------     ---------        -----
Balance, January 1, 2001              $ 2,769,681    $52,623,568    $55,393,249

Net income for the three months
   ended March 31, 2001                    29,664        563,613        593,277
                                      -----------    -----------    -----------

Balance, March 31, 2001               $ 2,799,345    $53,187,181    $56,986,526
                                      ===========    ===========    ===========









                       See notes to financial statements.

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q - MARCH 31, 2001



                            STATEMENTS OF CASH FLOWS


                                                                FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                            ---------------------------------
                                                                 2001                2000
                                                                 ----                ----

Cash Flows From Operating Activities:

     Net income                                             $   593,277            $ 798,674
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                          408,231              387,513
         Straight line adjustment for stepped
           lease rentals                                          8,170              (10,524)
     Changes in assets and liabilities:
         Accounts payable and accrued expenses                  111,283             (107,872)
         Receivables                                           (221,736)              (2,618)
         Due to affiliates                                      (69,872)            (227,027)
         Other assets                                          (289,547)            (187,022)
                                                            -----------           ----------

     Net cash provided by operating activities                  539,806              651,124
                                                            -----------           ----------

Cash Flows From Investing Activities:

     Improvements to real estate                                (77,532)              (9,798)
                                                            -----------           ----------

Increase in Cash and Cash Equivalents                           462,274              641,326

Cash and Cash Equivalents, Beginning of Year                 10,222,394            6,433,530
                                                            -----------           ----------

Cash and Cash Equivalents, End of Quarter                   $10,684,668           $7,074,856
                                                            ===========           ==========






                       See notes to financial statements.

                        SHELBOURNE PROPERTIES III, INC.

                          FORM 10-Q -- MARCH 31, 2001


                          NOTES TO FINANCIAL STATEMENTS


1. GENERAL

   The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Annual Report on Form l0-K of High Equity Partners, L.P. - Series 88 (the "Partnership") for the year ended December 3l, 2000.

   The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

   Except as otherwise indicated herein, the statements set forth in these Notes to Financial Statements speak as to the period from January 1, 2001 through March 31, 2001 and do not give effect to the merger of the Partnership into Shelbourne Properties III, LP. See Note 7.

2. SIGNIFICANT ACCOUNTING POLICIES

   Investment in Joint Ventures

   Certain properties were purchased in joint venture ownership with affiliated partnerships that had the same, or affiliated, general partners as the Partnership. The Partnership owned as undivided interest and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, the Partnership's financial statements present the assets, liabilities, revenues, and expenses of the joint venture on a pro rata basis in accordance with the Partnership's percentage of ownership.

   Real Estate

   Real Estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Partnership evaluated the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictated. If this review indicated that the carrying value of a property may not be recoverable, the Partnership estimated the future cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management took into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

   If the sum of the expected future cash flows, undiscounted, was less than the carrying amount of the property, the Partnership recognized an impairment loss, and reduced the carrying amount of the property to its estimated fair value. Fair value is the amount at which the property could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimated fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers were utilized to assist management, when warranted.

                        SHELBOURNE PROPERTIES III, INC.

                          FORM 10-Q -- MARCH 31, 2001


                          NOTES TO FINANCIAL STATEMENTS


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Real Estate (continued)

   Impairment write-downs recorded by the Partnership did not affect the tax basis of the assets and were not included in the determination of taxable income or loss.

   Because the expected cash flows used to evaluate the recoverability of the property and their fair values were based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process were based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. Shelbourne Properties III, Inc., the Partnership's successor in interest (see Note 7), may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

   Recently Issued Accounting Pronouncements

   Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Because the Partnership did not utilize derivatives or engage in hedging activities, this standard did not have a material effect on the Partnership's financial statements.


3. RELATED PARTY TRANSACTIONS

   The Managing General Partner of the Partnership, Resources High Equity, Inc., is a wholly owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., a wholly owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "General Partners"). Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. Presidio is also the parent of other corporations (and affiliated with other entities) that are or may in the future be engaged in businesses that may be in competition with Shelbourne Properties III, Inc. Accordingly, conflicts of interest may arise between Shelbourne Properties III, Inc. and such other businesses. Subject to the right of the limited partners under the Limited Partnership Agreement, Presidio controlled the Partnership through its indirect ownership of the General Partners. NorthStar Capital Investment Corp., a Maryland corporation, indirectly controls Presidio.

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001


                          NOTES TO FINANCIAL STATEMENTS


3. RELATED PARTY TRANSACTIONS (CONTINUED)

   From August 28, 1997 to October 21, 1999, Presidio was party to a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Partnership. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide Asset Management and Investor Relation Services to the Partnership and other entities affiliated with the Partnership.

   As a result of this agreement, the Agent had the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of the Partnership. The Agent was not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy protection.

   In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction had a material effect on the operations of Partnership.

   Effective October 2000, Kestrel Management L.P. ("Kestrel"), an affiliate of the Agent, began performing all property management services directly for the Partnership. For the quarter ended March 31, 2001, Kestrel earned $54,200.

   Prior to October 2000, the Partnership had a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. Portions of the property management fees were paid to unaffiliated management companies that performed certain management functions for certain properties.

   For the quarter ended March 31, 2000, Resources Supervisory was entitled to receive $61,989 of which $58,206 was paid to unaffiliated management companies for property management services with the balance being retained by Resources Supervisory.

   For the administration of the Partnership, the Managing General Partner was entitled to receive reimbursement of expenses of a maximum of $200,000 per year. For each of the quarters ended March 31, 2001 and 2000, the Managing General Partner received $50,000.

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001


                          NOTES TO FINANCIAL STATEMENTS

3. RELATED PARTY TRANSACTIONS (CONTINUED)

   For managing the affairs of the Partnership, the Managing General Partner was entitled to receive an annual partnership asset management fee. The partnership management fee was 1.25% of the Gross Asset Value of the Partnership (as defined). For each of the quarters ended March 31, 2001 and 2000 the Managing General Partner earned $215,360 and $167,420, respectively.

   The General Partners were allocated 5% of the net income of the Partnership, which amounted to $29,664 and $39,934 for the quarters ended March 31, 2001 and 2000, respectively.

   Pursuant to the settlement of a class action lawsuit (see Note 7), an affiliate of the General Partners, Millennium Funding IV, LLC, a subsidiary of Presidio, completed a tender offer in January 2000 purchasing approximately 6.7% or 25,034 units for $113.15 per unit or $2,832,597. As a result of these purchases as well as the other purchases of units by affiliates of the General Partners, affiliates of the General Partners owned as of March 31, 2001 108,765 units representing approximately 29.26% of the total outstanding units.


4. REAL ESTATE

   The following table is a summary of the Partnership's real estate as of:

                                          MARCH 31, 2001       DECEMBER 31, 2000
                                          --------------       -----------------
   Land                                    $ 8,040,238            $ 8,040,238
   Buildings and improvements               54,062,701             53,985,169
                                           -----------            -----------


                                            62,102,939             62,025,407
   Less: Accumulated depreciation          (17,753,302)           (17,391,634)
                                           -----------            -----------

                                           $44,349,637            $44,633,773
                                           ===========            ===========

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001


                          NOTES TO FINANCIAL STATEMENTS


   5. DUE TO AFFILIATES

                                            MARCH 31, 2001    DECEMBER 31, 2000
                                            --------------    -----------------

   Partnership asset management fee           $  215,169          $  285,041
   Non-accountable expense reimbursement          50,000              50,000
                                              ----------          ----------

                                              $  265,169          $  335,041
                                              ==========          ==========


   Such amounts were paid in the subsequent quarters.

6. FEDERAL INCOME TAX CONSIDERATIONS

   Federal income taxes are not provided because the taxable income or loss of the Partnership is required to be reported by the individual partners on their respective tax returns. As of April 17, 2001, the Partnership was converted into a corporation that will elect to be taxed as a real estate investment trust (REIT) under the provisions of the Internal Revenue Code. See Note 7. As a result, the shareholders of the REIT will be required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.

7. SETTLEMENT OF LAWSUIT

   In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Partnership. Under the terms of the settlement, the General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments.

   As amended, the Partnership Agreement (a) provided for a Partnership Asset Management Fee equal to 1.25% of the Gross Asset Value of the Partnership (as defined) and (b) fixed the amount that the General Partners would be liable to pay to limited partners upon liquidation of the Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As of March 31, 2001, the Fee Give-Back Amount was $3.07 per Unit, subject to reduction by approximately $.40 per Unit for each full calendar year after 2000 in which liquidation did not occur. As amended, the Partnership Agreement provided that, upon a reorganization of the Partnership into a REIT or other public entity, the General Partners would have no further liability to pay the Fee Give-Back Amount. In accordance with the terms of the settlement, Presidio Capital Corp., an affiliate of the General Partners, guaranteed payment of the Fee Give-Back Amount. As a result of the conversion of the Partnership into a REIT on April 17, 2001, as described below, the General Partners liability to pay the Fee Give-Back Amount has been extinguished.

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001


                          NOTES TO FINANCIAL STATEMENTS


7. SETTLEMENT OF LAWSUIT(CONTINUED)

   As required by the settlement, an affiliate of the General Partners, Millennium Funding IV LLC, made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 per Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer.

   The final requirement of the settlement obligated the General Partners to use their best efforts to reorganize the Partnership into a REIT or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Partnership into a publicly traded REIT. On or about February 15, 2001 a prospectus/consent solicitation statement was mailed to the limited partners of the Partnership seeking consent to the reorganization of the Partnership into a REIT.

   The consent of limited partners was sought to approve the conversion of the Partnership into a publicly traded REIT called Shelbourne Properties III, Inc. ("Shelbourne"). The consent solicitation expired April 16, 2001 and holders of a majority of the units approved the conversion.

   On April 17, 2001 the conversion was accomplished by merging the Partnership into a newly formed limited partnership called Shelbourne Properties III LP ("Shelbourne Properties"). Pursuant to the merger, each limited partner of the Partnership received three shares of stock of Shelbourne for each unit they owned and the General Partners received an aggregate of 58,701 shares of stock in Shelbourne in exchange for their general partner interests in the Partnership. The common stock of Shelbourne is listed on the American Stock Exchange under the symbol HXF.

   Shelbourne Properties will function as the operating partnership through which Shelbourne will conduct all of its business. Shelbourne is a limited partner of Shelbourne Properties and a wholly owned subsidiary of Shelbourne is the general partner of Shelbourne Properties.

   Shelbourne's primary business objective is to maximize the value of its common stock. Shelbourne will seek to achieve this objective by making capital improvements to and/or selling properties and by making additional real estate-related investments. Shelbourne may raise additional capital by mortgaging existing properties and/or by selling equity or debt securities, including limited partnership interests in Shelbourne Properties.

   Shelbourne has a Board of Directors consisting of nine directors, three of whom are independent directors. Shelbourne Management LLC ("Shelbourne Management"), an affiliate of the General Partner, will manage the day-to-day affairs of Shelbourne under an advisory agreement which has a 10 year term. Shelbourne Management will receive (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of Shelbourne as of the last day of each year, (2) property management fees of up to 6% of property revenues, (3) $200,000 for non-accountable expenses and (4) reimbursement of expenses incurred in connection with the performance of its services. Gross asset value is the gross asset value of all assets owned by Shelbourne Properties III, LP based on the latest appraisal of real estate assets

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001


                          NOTES TO FINANCIAL STATEMENTS


7. SETTLEMENT OF LAWSUIT(CONTINUED)

   by an independent appraiser of national reputation selected by the advisor and the amount of other assets as reflected on the balance sheet. Since the asset management fee is based on gross assets, the amount payable to Shelbourne Management will increase to the extent Shelbourne acquires new investments, whether for cash, by causing Shelbourne to incur indebtedness or otherwise. Shelbourne Management has retained Kestrel to perform property management services for Shelbourne.

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained herein may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein which are not statements of historical facts and that address activities, events or developments that Shelbourne Properties III, Inc. expects, believes or anticipates will or may occur in the future shall be deemed to be forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events, actual results and performance financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Factors that could cause actual results to differ materially from those in forward-looking statements include the terms of future property sales, investments and financings, general economic and business conditions and various other risk factors listed in the registration statement of Shelbourne Properties III, Inc. filed with the Securities and Exchange Commission.

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

On April 17, 2001 the Partnership was merged with and into Shelbourne Properties III, LP, a limited partnership owned, directly and indirectly, by Shelbourne Properties III, Inc. Shelbourne Properties III, LP and Shelbourne Properties III, Inc. are collectively referred to as "Shelbourne". Set below is a discussion and analysis of the financial condition of the Partnership and Shelbourne and the historical operations of the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership used its working capital reserves and any cash from operations as its primary source of liquidity. Upon the effectiveness of the Partnership's merger with Shelbourne, the Partnership's cash became an asset of, and potential source of liquidity for, Shelbourne. In addition to cash, Shelbourne has as potential sources of liquidity, capital raised by either borrowing money on a long-term or short-term basis, or issuing additional equity securities. Due to the restrictions on debt incurrence in the Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that Shelbourne will have significantly enhanced capital resources as compared to the Partnership. Shelbourne's use of these sources of capital will likely result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, Shelbourne may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

The Partnership had $10,684,668 in cash and cash equivalents at March 31, 2001. Cash and cash equivalents are temporarily invested in short-term instruments. The Partnership's level of liquidity based upon cash and cash equivalents increased by $462,274 for the three months ended March 31, 2001 as compared to December 31, 2000. The increase is due to $539,806 of cash provided by operating activities that was partially offset by $77,532 of cash used in investing activities for capital expenditures. The Partnership's primary source, and Shelbourne's initial primary source of funds, is cash flow from the

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

operation of its properties, principally rents received from tenants, which amounted to $2,050,012 for the three months ended March 31, 2001. Unlike the Partnership, because Shelbourne may acquire additional assets, its cash flow from operations may be derived from a larger, more diverse, and potentially riskier group of assets than the Partnership. Likewise, Shelbourne's ability to pay dividends may be affected by the trading value of its stock, the planned leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.


For the three months ended March 31, 2001, the Partnership made $77,532 in capital expenditures which were funded from cash flow and the Partnership's working capital reserves. In addition to tenant improvements at the properties, capital expenditures consisted of signage improvements at Sunrise Market Place.

The budgeted expenditures for capital improvements and capitalized tenant procurement costs in 2001 aggregate $1,922,000. These costs are anticipated to be incurred in the normal course of business and funded from cash flow from the operation of the properties and working capital reserves which are temporarily invested in short-term money market instruments, as well as other sources of capital including financing proceeds and the issuance of additional equity. However, the actual amount of such expenditures depends upon the level of leasing activity and other factors which cannot be predicted with certainty. Because it is expected that Shelbourne will have significant mortgage indebtedness and a substantially larger pool of real estate assets, the risk that it may be unable to fund the necessary capital and tenant procurement costs at its properties will likely be increased

Budgeted expenditures for 2001 include amounts allocated to fund potential tenant improvements and leasing commissions for the SuperValu building in Toledo, Ohio and Melrose Crossing II in Melrose Park, Illinois. Those properties, which are currently vacant, are being marketed to a variety of potential tenants. There is no assurance that Shelbourne will be successful in finding tenants for the properties.

The Supervalu Stores property located in Toledo, Ohio, which is held in a joint venture, is under contract for sale with an unaffiliated third party for a purchase price of $3,600,000. The sale, which is subject to the purchaser's completion of its due diligence review, is anticipated to close, if at all, during the fourth quarter of 2001.

Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on Shelbourne's liquidity. If, however, real estate market conditions deteriorate in any areas where the properties are located, there is substantial risk that future cash flow may be insufficient to fund the capital improvements and lease procurement costs of the properties. In that event, Shelbourne would utilize its remaining working capital reserves, reduce distributions, raise additional capital through financing or the issuance of equity, or sell one or more properties.

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The Partnership experienced a decrease in net income of $205,397 or 25.7% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease is due to an increase in costs and expenses and a slight decrease in rental revenue which more than offset increases in interest income and other income.

Rental revenues for the three months ended March 31, 2001 decreased to $2,050,012 or .25% from $2,055,166 for the same period in 2000. Rental revenues decreased due to a tenant default at the premises at the Supervalu building at 5501 Airport Highway in Toledo, Ohio which was significantly offset by increased income from common area maintenance and real estate tax recoveries.

Costs and expenses increased by $274,902 or 20.6% for the three months ended March 31, 2001 as compared to 2000, primarily due to increases in administrative expenses ($228,835), depreciation and amortization ($20,718) and partnership asset management fees ($47,940). These increases were partially offset by decreases in operating expenses ($14,802) and property management fees ($7,789).

Administrative expenses increased due to increased expenses associated with the conversion of the Partnership into a real estate investment trust. Partnership asset management fees also increased for the first quarter of 2001 as compared to the first quarter of 2000 as appraisals were conducted for each property during the second quarter of 2000, which significantly increased the Gross Asset Value of the portfolio owned by the Partnership. See "Item 1 Financial Statements Note 3". Depreciation and amortization has increased due to additional tenant improvements and procurements costs at the Tri-Columbus properties. Operating expenses decreased due to a real estate tax abatement at Melrose Crossing II that was partially offset by the additional expenses incurred due to the tenant's default at the Supervalu building in Toledo, Ohio. The vacancy at this building is also the primary reason for the decrease in management fees.

Interest income increased due to higher cash balances during the three months ended March 31, 2001 as compared to the same period in 2000. Other income increased during the three months ended March 31, 2001 as compared to 2000 due to an increase in transfer servicing fees in 2001.

Inflation is not expected to have a material impact on the operations or financial position of Shelbourne.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Shelbourne does not have any debt instruments. As such, Shelbourne does not have any market risk of interest rate volatility. However, to the extent that interest rates are lowered, interest income on Shelbourne's cash reserves will, accordingly, decrease. Shelbourne does not believe that it has any risk related to derivative financial instruments.

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders

Commencing February 15, 2001, consents of the limited partners of the Partnership were solicited to the conversion of the Partnership into a publicly-traded real estate investment trust. The consent solicitation period ended on April 16, 2001. Holders of 219,865 units (59.14% of the outstanding units) voted in favor of the conversion, holders of 17,028 units (4.58% of the outstanding units) voted against the conversion and holders of 2,790 units (.75% of the outstanding units) abstained. The conversion was consummated on April 17, 2001 and each outstanding limited partnership unit in the Partnership has been converted into three shares of common stock of Shelbourne Properties III, Inc.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K

No report on Form 8-K was filed during this period.

                         SHELBOURNE PROPERTIES III, INC.

                           FORM 10-Q -- MARCH 31, 2001



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Shelbourne Properties III, Inc.

Dated:   May 14, 2001                     By:  /s/  Michael L. Ashner
                                               ---------------------------
                                                  Michael L. Ashner
                                                  President and Director
                                                  (Principal Executive Officer)


Dated:   May 14, 2001                     By:  /s/  Dallas E. Lucas
                                               ---------------------------
                                                  Dallas E. Lucas
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)