Form 10-Q
period 2001-09-30
SHELBOURNE PROPERTIES III INC
filed 2001-11-14
CIK 1106038

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                               ------------------

                         Commission file number 0-16343
                                                -------

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

                  527 Madison Avenue, New York, New York 10022
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (212) 319-3400
                                 --------------
              (Registrant's telephone number, including area code)

    P.O. Box 9507, 7 Bullfinch Place, Suite 500, Boston, Massachusetts 02114
    ------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]                                   No [ ]


As of November 1, 2001, there were 1,173,998 shares of common stock outstanding.

--------------------------------------------------------------------------------

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001


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

                                      INDEX

                                                                                          Page
                                                                                          ----
Part I.  Financial Information:

Item 1.  Financial Statements

     Balance Sheets - September 30, 2001 and December 31, 2000........................      3

     Statements of Operations - Three and Nine Months Ended
         September 30, 2001 and 2000..................................................      4

     Statement of Equity - Nine Months Ended September 30, 2001.......................      5

     Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000.........      6

     Notes to Financial Statements....................................................      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................................     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................     17

Part II. Other Information:

Item 6.       Exhibits and Reports on Form 8-K........................................     18

Signatures............................................................................     19

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001


                                 BALANCE SHEETS

                                                                      SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                                      ------------------        -----------------
                                                                         (UNAUDITED)
ASSETS
------

Real estate - net                                                        $ 40,753,235              $ 44,633,773
Real estate held for sale                                                   2,983,928                        --
Cash and cash equivalents                                                  12,209,360                10,222,394
Other assets                                                                1,985,125                 1,610,180
Receivables - net                                                             173,066                    83,415
                                                                         ------------              ------------
                                                                         $ 58,104,714              $ 56,549,762
                                                                         ============              ============
LIABILITIES AND EQUITY
----------------------

Accounts payable and accrued expenses                                    $    751,946              $    821,472
Due to affiliates                                                                   -                   335,041
                                                                         ------------              ------------
                                                                              751,946                 1,156,513
                                                                         ------------              ------------
Equity:

Common Stock:
$.01 Par Value per share; Authorized 2,500,000 shares; issued
and outstanding 1,173,998 shares                                               11,739                         -
Additional Capital                                                         56,083,569                         -
Retained Earnings                                                           1,257,460                         -

Limited partners' equity (371,766 units
   issued and outstanding)                                                          -                52,623,568
General partners' equity                                                            -                 2,769,681
                                                                         ------------              ------------
                                                                           57,352,768                55,393,249
                                                                         ------------              ------------

                                                                         $ 58,104,714              $ 56,549,762
                                                                         ============              ============


                       See notes to financial statements.

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                               --------------------------         ----------------------------
                                                  2001            2000                2001            2000
                                                  ----            ----                ----            ----
Rental Revenue                                $ 2,049,343      $ 1,816,723        $ 5,936,488      $ 5,598,423
                                              -----------      -----------        -----------      -----------
Costs and Expenses:

     Operating expenses                           551,141          346,730          1,455,797        1,248,417
     Depreciation and amortization                422,793          409,030          1,246,328        1,179,700
     Asset management fee                         217,938          183,415            650,103          518,255
     Administrative expenses                       97,839          210,132            840,643          776,891
     Property management fee                       61,063           65,440            171,427          165,338
                                              -----------      -----------        -----------      -----------
                                                1,350,774        1,214,747          4,364,298        3,888,601
                                              -----------      -----------        -----------      -----------

Income before interest and other income           698,569          601,976          1,572,190        1,709,822

     Interest income                               86,569          117,206            339,395          290,360

     Other income                                   5,200           16,750             47,934           24,950
                                              -----------      -----------        -----------      -----------

Net income                                    $   790,338      $   735,932        $ 1,959,519      $ 2,025,132
                                              ===========      ===========        ===========      ===========
Earnings Per Share - Basic and Diluted
Net income per common share                   $       .67      $       .63        $      1.67      $      1.72
                                              ===========      ===========        ===========      ===========

Weighted average common shares                  1,173,998        1,173,998          1,173,998        1,173,998
                                              ===========      ===========        ===========      ===========



                       See notes to financial statements.

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

                               STATEMENT OF EQUITY
                                   (UNAUDITED)

                                           PARTNERS' EQUITY                    SHAREHOLDERS' EQUITY
                                           ----------------                    --------------------
                                       GENERAL          LIMITED         COMMON       ADDITIONAL     RETAINED
                                      PARTNERS         PARTNERS         STOCK         CAPITAL       EARNINGS       TOTAL
                                      --------         --------         -----         -------       --------       -----
Balance, January 1, 2001             $ 2,769,681     $52,623,568      $       -     $         -    $        -   $55,393,249

Net income through April 17, 2001         35,103         666,956              -               -             -       702,059

Conversion of partnership into REIT   (2,804,784)    (53,290,524)        11,739      56,083,569             -             -

Net income subsequent to conversion  $         -               -              -               -     1,257,460     1,257,460
                                     -----------     -----------      ---------     -----------    ----------   -----------
Balance, June 30, 2001               $         -     $         -      $  11,739     $56,083,569    $1,257,460   $57,352,768
                                     ===========     ===========      =========     ===========    ==========   ===========

                       See notes to financial statements.

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                --------------------------------
                                                                   2001                2000
                                                                   ----                ----
Cash Flows From Operating Activities:

     Net income                                                 $ 1,959,519          $2,025,132
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization                            1,246,328           1,179,700
         Straight line adjustment for stepped lease rentals        (79,478)            (40,386)
     Changes in assets and liabilities:
         Accounts payable and accrued expenses                     (69,526)           (274,780)
         Receivables                                               (89,651)             224,241
         Due to affiliates                                        (335,041)           (209,121)
         Other assets                                             (442,723)           (186,480)
                                                                -----------          ----------
     Net cash provided by operating activities                    2,189,428           2,718,306
                                                                -----------          ----------
Cash Flows From Investing Activities:

     Improvements to real estate                                  (202,462)            (36,188)
                                                                -----------          ----------
Increase in Cash and Cash Equivalents                             1,986,966           2,682,118

Cash and Cash Equivalents, Beginning of Year                     10,222,394           6,433,530
                                                                -----------          ----------

Cash and Cash Equivalents, End of Quarter                       $12,209,360          $9,115,648
                                                                ===========          ==========

                       See notes to financial statements.

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

   The accompanying financial statements, notes and discussions should be read in conjunction with the financial statements, related notes and discussions contained in the Annual Report on Form l0-K of High Equity Partners, L.P. - Series 88 (the "Partnership") for the year ended December 31, 2000. Effective April 17, 2001, the Partnership was merged with and into Shelbourne Properties III, LP (the "Operating Partnership"), a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties III, Inc. (together with the Operating Partnership, the "Company"). See Note 8.

   The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

2. SIGNIFICANT ACCOUNTING POLICIES

   Investment in Joint Ventures
   ----------------------------

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

   Real Estate
   -----------

   Real Estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Partnership evaluated, and the Company will evaluate, the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property might not be recoverable, the Partnership prepared, and the Company will prepare, estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

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

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Real Estate (continued)
   -----------------------

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

   Recently Issued Accounting Pronouncements
   -----------------------------------------

   Effective January 1, 2001, the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Partnership. Because the Partnership did not utilize derivatives or engage in hedging activities, this standard did not have a material effect on the Partnership's financial statements and is not expected to have a material effect on the Company's financial statements.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to have a material effect on the Company's financial statements.

   In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS no. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material effect on the Company's financial statements.

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Recently Issued Accounting Pronouncements (continued)
   -----------------------------------------------------

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Company's results of operations.

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

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. RELATED PARTY TRANSACTIONS (CONTINUED)

   The following table indicates the amounts paid to general partners and Shelbourne Management on account of such fees for the nine-month periods ended September 30, 2001 and September 30, 2000.

                                       Nine Months Ended                          Nine Months Ended
                                       -----------------                          -----------------
                                       September 30, 2001                         September 30, 2000
                                       ------------------                         ------------------
                                           [unaudited]                               [unaudited]
                         General Partners           Shelbourne Management          General Partners
                         ----------------           ---------------------          ----------------
Expense Reimbursement        $ 59,444                      $ 90,556                    $150,000
Asset Management Fee         $256,312                      $393,791                    $518,255

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

   For the nine months ended September 30, 2000, Resources Supervisory was entitled to receive $165,338 for property management services, $99,189 was paid to Kestrel Management L.P ("Kestrel") an entity controlled by former executive officers and a director of the Company , and $66,149 was paid to unaffiliated management companies.

   Effective October 2000, Kestrel began performing all property management services directly for the Partnership and, effective April 17, 2001, the Company. For the quarter ended September 30, 2001, Kestrel earned $61,063. For the nine months ended September 30, 2001 Kestrel earned $171,427.

   In connection with the merger, the units of limited partnership interest held by affiliates of the general partners, including those acquired in tender offers made in connection with the settlement of a class action lawsuit were converted into shares of common stock of the Company. In this regard, affiliates of PCIC received 326,289 shares of common stock of the Company representing 27.8% of the total outstanding shares. In addition, pursuant to the terms of the merger, the general partners received an aggregate of 58,701 shares. See Note 8.

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. REAL ESTATE

   The following table is a summary of the Company's real estate as of:

                                      SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                      ------------------        -----------------
                                         (UNAUDITED)
Land                                     $  8,040,238              $  8,040,238
Buildings and improvements                 54,187,631                53,985,169
                                         ------------              ------------
                                           62,227,869                62,025,407
Less: Accumulated depreciation           (18,490,706)              (17,391,634)
                                         ------------              ------------

                                         $ 43,737,163              $ 44,633,773
                                         ============              ============


5. REAL ESTATE HELD FOR SALE

   For real estate properties to be disposed of, an impairment loss is recognized when the fair value of the real estate, less the estimated cost to sell, is less than the carrying amount of the real estate measured at the time it is certain that the Operating Partnership will sell the property. Real estate held for sale represents the lesser of historical cost or fair market value less estimated closing costs.


6. DUE TO AFFILIATES

                                            SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                            ------------------        -----------------
                                               (UNAUDITED)
Partnership asset management fee                 $      -                 $  285,041
Non-accountable expense reimbursement                   -                     50,000
                                                 --------                 ----------
   Total                                         $      -                 $  335,041
                                                 ========                 ==========

   The amounts payable at December 31, 2000 were paid in the subsequent quarter.


7. FEDERAL INCOME TAX CONSIDERATIONS

   As of April 17, 2001, the Partnership was converted into a corporation that elected to be taxed as a real estate investment trust (REIT) under the provisions of the Internal Revenue Code. See Note 8. As a result, the shareholders of the REIT will be required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. SETTLEMENT OF LAWSUIT

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

                         FORM 10-Q - SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained herein may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein which are not statements of historical facts and that address activities, events or developments that Shelbourne Properties III, Inc. expects, believes or anticipates will or may occur in the future shall be deemed to be forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events, actual results and performance, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Factors that could cause actual results to differ materially from those in forward-looking statements include the terms of future property sales, investments and financings, general economic and business conditions and various other risk factors listed in the registration statement of Shelbourne Properties III, Inc. filed with the Securities and Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition to cash, unlike the Partnership which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity, capital raised by either borrowing money on a long-term or short-term basis, or issuing additional equity securities. Due to the restrictions on debt incurrence by the Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

The Company is currently marketing it properties located in Edina, Minnesota; and Toledo, Ohio for sale. In the event that these properties, or any of them, are ultimately sold, the net proceeds from such sale will be distributed, held in reserves or invested in existing or new properties, or a combination thereof.

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001


The Company had $12,209,360 in cash and cash equivalents at September 30, 2001. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $1,986,966 for the nine months ended September 30, 2001 as compared to December 31, 2000. The increase in cash and cash equivalents is due to $2,189,428 of cash provided by operating activities that was partially offset by $202,462 of improvements to real estate (investing activities). Currently, the Company's primary source of funds is cash flow from the operation of its properties principally rents charged to tenants that amounted to $5,936,488 for the nine months ended September 30, 2001. In addition, to the extent the Company acquires additional assets, its cash flow from operations would be derived from a larger, more diverse, and potentially riskier group of assets than currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

For the three months and nine months ended September 30, 2001, the Company made $52,154 and $202,462 respectively, in capital expenditures that were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, capital expenditures consisted of signage improvements at Sunrise Market Place and booster pumps for sprinkler's at 568 Broadway.

Although the Company budgeted an aggregate of $1,922,000 for capital improvements and capitalized tenant procurement costs in 2001, to date the Company has only spent $202,462 for these items. It is not expected that the full budgeted amount will be spent prior to year end and any additional expenditures are expected to be incurred during the normal course of business and will be funded from cash flow from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments, as well as other sources of capital including financing proceeds and the issuance of additional equity. However, the actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. Because it is possible that the Company will have mortgage indebtedness and a substantially larger pool of real estate assets, thereby increasing expenses, the risk that it may be unable to fund the necessary capital and tenant procurement costs at its properties will likely be increased.

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

RESULTS OF OPERATIONS
---------------------

Nine months ended September 30, 2001 vs. September 30, 2000
-----------------------------------------------------------

The Company's net income experienced a decrease of $65,613 (3.2%) for the nine months ended September 30, 2001 as compared to the same period in the prior year. The decrease in net income from the comparable nine-month period was due to an increase in costs and expenses $475,697 (12.2%) partially offset by increases in rental income of $338,065 (6%), interest income of $49,035 (16.9%) and other income of $22,984 (92.1%).

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001


Costs and expenses increased by $475,697 during the nine months ended September 30, 2001 compared to the same period in 2000 due to increases in all expense categories. Operating expenses increased during the nine months ended September 30, 2001 as compared to 2000 due to an increase in real estate taxes, repair and maintenance costs and insurance premiums. Depreciation and amortization increased during the nine months ended September 30, 2001 as compared to 2000 due primarily to increased tenant improvement and tenant procurement costs at the Tri-Columbus properties. Asset management fees increased for the nine months ended September 30, 2001 as compared to the nine months ended June 30, 2000 as appraisals were conducted in the second quarter of 2000 that significantly increased the Gross Asset Value of the portfolio owned by the Company along with the increased cash balance. Administrative expenses increased for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to increased expenses associated with the conversion of the Partnership into the Company. Property management fees increased due to the increased revenue collection.

Rental revenues increased for the nine months ended September 30, 2001 as compared to 2000 primarily due to the increased occupancy of 4251 Leap Road in Columbus, Ohio and Sunrise Marketplace in Las Vegas, Nevada and increased rentals at 568 Broadway that were partially offset by the Toledo Supervalu building being vacant.

Interest income increased due to higher cash balances during the nine months ended September 30, 2001 as compared to September 30, 2000. The increased cash balance is due to the suspension by the Partnership of distributions until the conditions of the settlement of the lawsuit were met. To the extent that dividends are made in excess of net income, it is expected that interest income will decline in subsequent quarters. Other income increased during the nine months ended September 30, 2001 as compared to the same period in 2000 as a result of a real estate tax abatement received at 4251 Leap Road of $33,034 combined for the years 1998, 1999 and 2000.

Three months ended September 30, 2001 vs. September 30, 2000
------------------------------------------------------------

The Company's net income experienced an increase of $54,406 (7.4%) for the three months ended September 30, 2001. The increase in net income for the comparable three month periods was due to an increase in rental revenue of $232,620 (12.8%), offset by a an increase in costs and expenses of $136,027 (11.2%) and a decrease interest income of $30,637 (26.1%) and other income of $11,550 (69%).

Rental revenues increased during the three months ended September 30, 2001 as compared to the same period in 2000 due to increased rental rates for the extension of the Volvo Lease at Tri-Columbus and the occupancy of the entire building at 4251 Leap Road in Columbus, Ohio, along with collection of prior year common area maintenance costs and real estate taxes from the above referenced building. Rental revenues also increased due to an increase in occupancy at Sunrise Marketplace.

Interest income decreased for the three months ended September 30, 2001 as compared to the same period in 2000 due to lower yields available on cash investments during the three months ended September 30, 2001 as compared to the comparable period in 2000. Other income decreased for the comparable periods due to the decease in transfer fee income.

Costs and expenses increased for the three months ended September 30, 2001 as compared to 2000, primarily due to an increase in operating expenses and asset management fees that was partially offset by a decrease in administrative expense.

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001

Operating expenses increased during the three-month period ended September 30, 2001 as compared to the same period in 2000, due to a major increase in insurance premiums. Depreciation and amortization increased due to tenant improvement and tenant procurement costs at the Tri-Columbus properties and Sunrise Marketplace. Asset management fees increased for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 as appraisals were conducted in the second quarter of 2000 that significantly increased the Gross Asset Value of the portfolio owned by the Company combined with the increased cash balance. Property management fees remained relatively stable for the three-month period ended September 30, 2001 as compared to the same period in 2000. Administrative expenses decreased for the three months ended September 30, 2001 as compared to the same period in 2000 primarily due to the consummation of the conversion of the Partnership into the Company.

Inflation is not expected to have a material impact on the operations or financial position of the Company.

FUNDS FROM OPERATIONS
---------------------

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

FFO for the three and nine month periods ended September 30, 2001 and 2000 are summarized in the following table:

                                               Three Months Ended                    Nine Months Ended
                                        September 30,     September 30,      September 30,      September 30,
                                        -------------     -------------      -------------      -------------
                                            2001              2000               2001               2000
                                            ----              ----               ----               ----
Net Income                                $ 790,338        $  735,932         $1,959,519         $2,025,132

Plus: Depreciation and
Amortization related to real estate         422,793           409,030          1,246,328          1,179,700
                                         ----------        ----------         ----------         ----------
Funds From Operations                    $1,213,131        $1,144,962         $3,205,847         $3,204,832
                                         ==========        ==========         ==========         ==========

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001


OTHER MATTERS

Effective August 15, 2001, Messrs. W. Edward Scheetz and David T. Hamamoto, directors of the Company, were appointed as Co-Chief Executive Officers of the Company and of its external adviser, Shelbourne Management LLC, in replacement of Mr. Michael L. Ashner, who resigned effective as of such date. Mr. Ashner is the Chief Executive Officer of Kestrel Management, L.P., the entity that, together with its affiliates, continues to perform administrative and property management services for the Company. The resignation of Mr. Ashner and the other officers of the Company who are employed by Kestrel Management has not had an adverse impact on the operations of the Company.


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

                         SHELBOURNE PROPERTIES III, INC.

                         FORM 10-Q - SEPTEMBER 30, 2001


PART II. OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Shelbourne Properties III, Inc.

Dated: November 14, 2001                   By: /s/ W. Edward Scheetz
                                               ---------------------------------
                                               W. Edward Scheetz
                                               President and Director
                                               (Principal Executive Officer)


Dated: November 14, 2001                   By: /s/ Dallas E. Lucas
                                               ---------------------------------
                                               Dallas E. Lucas
                                               Treasurer
                                               (Principal Financial and
                                               Accounting Officer)