Form 10-K
period 2001-12-31
SHELBOURNE PROPERTIES III INC
filed 2002-04-01
CIK 1106038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2001
                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________.

                         Commission File Number: 0-16343

                         SHELBOURNE PROPERTIES III, INC.
             (Exact name of registrant as specified in its charter)



         Delaware                                        04-3502381
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  c/o First Winthrop Corporation
   7 Bulfinch Place - Suite 500                             02114
           Boston, MA
-------------------------------------       ------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  212-319-3400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
-----------------------------------------------------------

           Title of Each Class              Name of Exchange on Which Registered
      Common Stock, $0.01 par value                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------

           Title of Each Class              Name of Exchange on Which Registered
                  None                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 2002, 722,900 shares of common stock were issued and outstanding and held by non-affiliates with an aggregate market value of $29,132,870.

                                Table of Contents

                                                                            Page

PART I.........................................................................3


     Item 1.   Business........................................................3
     Item 2.   Properties.....................................................16
     Item 3.   Legal Proceedings..............................................19
     Item 4.   Submission of Matters to a Vote of Security Holders............20

PART II.......................................................................21

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters........................................................21
     Item 6.   Selected Financial Data........................................23
     Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................23
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....32
     Item 8.   Financial Statements and Supplementary Data....................32
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...........................................32

Part III......................................................................33

     Item 10.  Directors and Executive Officers...............................33
     Item 11.  Compensation...................................................36
     Item 12.  Security Ownership Of Certain Beneficial Owners And
               Management.....................................................37
     Item 13.  Certain Relationships and Related Transactions.................38

Part IV.......................................................................39

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K.......................................................39


                           Forward-Looking Statements

         This Form 10-K contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

         A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described under "Item 1. Business - Risk Factors" in this Form 10-K.

                                     PART I

         Item 1.  Business

         In this Form 10-K, the terms "we," "us," "our" and "our company" refer to the combined operations of all of Shelbourne Properties III, Inc., Shelbourne Properties III GP, LLC and Shelbourne Properties III, LP.

                                    Overview

         Our company, Shelbourne Properties III, Inc., a Delaware corporation (the "Corporation"), was formed on February 8, 2001 and is engaged in the business of operating and holding for investment previously acquired income-producing properties. Currently, we operate and hold one office building, three shopping centers, two retail stores (supermarkets) and three industrial warehouses. See "Item 2. Properties" for a description of our properties.

         We own our property portfolio through our directly and indirectly wholly owned subsidiary, Shelbourne Properties III, LP (the "Operating Partnership"), a Delaware limited partnership. The Operating Partnership is the direct owner of our property portfolio. The general partner of the Operating Partnership is Shelbourne Properties III GP, LLC, a Delaware limited liability company that is wholly owned by the Corporation.

         Our primary business objective is to maximize the value of our common stock. We seek to achieve this objective by managing our existing properties, making capital improvements to and/or selling properties and by making additional real estate-related investments. We may invest in a variety of real estate-related investments, including undervalued assets and value-enhancing situations, in a broad range of property types and geographical locations. We may raise additional capital by mortgaging existing properties or by selling equity or debt securities. We may acquire investments for cash or by issuing equity securities, including limited partnership interests in the Operating Partnership.

         Our Board of Directors currently consists of three directors. Two directors' terms expire in 2003 and one expires in 2004. Kestrel Management L.P. ("Kestrel"), an entity affiliated with former executive officers of the Corporation provides us with property management services for the properties owned by the Operating Partnership. Shelbourne Management LLC ("Shelbourne Management"), an affiliate of the Predecessor General Partners, managed the day-to-day affairs of the Corporation under an advisory agreement until February 14, 2002. On that date, further to the transaction described under "Recent Developments" below, Shelbourne Management ceased to provide those services to us and Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company controlled by former directors and executive officers and a current director of the Corporation, began providing the Corporation with accounting, asset management, treasury, cash management and investor relation services. PCIC has agreed to furnish us with those services until February of 2003 on a transition basis at a substantially reduced cost.

         We intend to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. As a REIT, if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements we generally will not be subject to U.S. federal income tax.

Corporate History

         Prior to the merger described below, the owner of the Corporation's properties was High Equity Partners L.P. - Series 88, a Delaware limited partnership (the "Predecessor Partnership"). The Predecessor Partnership was formed as of February 24, 1987. In 1989, the Predecessor Partnership made a public offering of 400,000 units of limited partnership interest (the "Units"). Upon final admission of limited partners, the Predecessor Partnership had accepted subscriptions for 371,766 units for an aggregate of $92,941,500 in gross proceeds, resulting in net proceeds from the offering of $90,153,255 (gross proceeds of $92,941,500 less organization and offering costs of $2,788,245). Subsequent to the conversion discussed below, the Partnership Units were converted into shares of the successor Corporation on a three for one basis. Throughout the rest of this document, rather than referring to Units, we will refer to shares on an as converted basis. In August of 1990, $6,305,151.36 in uninvested gross proceeds was returned to the Shareholders as a special distribution of $5.65 per Share, resulting in net proceeds from the offering of $83,848,104 (gross proceeds of $86,636,349 less organization and offering costs of $2,788,245). The Predecessor Partnership invested substantially all of its total adjusted net proceeds, after establishing a working capital reserve, in real estate.

         Resources High Equity, Inc., a Delaware corporation and a wholly owned subsidiary of Presidio Capital Corp., a British Virgin Islands corporation ("Presidio"), was the Predecessor Partnership's managing general partner (the "Predecessor Managing General Partner"). Effective July 31, 1998, NorthStar Capital Investment Corp., a Maryland corporation, acquired control of Presidio. Until November 3, 1994, Resources High Equity, Inc. was a wholly owned subsidiary of Integrated Resources, Inc. ("Integrated"). On November 3, 1994 Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly-formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp., which is a wholly-owned subsidiary of Presidio, became the associate general partner (the "Predecessor Associate General Partner") of the Predecessor Partnership on February 28, 1995 replacing Z Square G Partners II, which withdrew as of that date. In this annual report, the Predecessor Managing General Partner and the Predecessor Associate General Partner are referred to as the "Predecessor General Partners".

         In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Predecessor Partnership. Under the terms of the settlement, the Predecessor General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Predecessor Partnership (the "Predecessor Partnership Agreement") summarized below. The settlement became effective in August 1999 following approval of the amendments.

         As amended, the Predecessor Partnership Agreement (a) provided for a Partnership Asset Management Fee equal to 1.25% of the Gross Asset Value of the Predecessor Partnership (as defined in that agreement) and a fixed 1999 Partnership Asset Management Fee of $719,411 ($160,993 less than the amount that would have been paid under the pre-amendment formula) and (b) fixed the amount that the Predecessor General Partners would be liable to pay to limited partners upon liquidation of the Predecessor Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As amended, the Predecessor Partnership Agreement provided that, upon a reorganization of the Predecessor Partnership into a REIT or other public entity, the Predecessor General Partners would have no further liability to pay the Fee Give-Back Amount. As a result of the conversion of the Predecessor Partnership into a REIT on April 17, 2001, as described below, the Predecessor General Partners liability to pay the Fee Give-Back Amount was extinguished.

         As required by the settlement, an affiliate of the Predecessor General Partners, Millennium Funding IV, LLC, made a tender offer to limited partners to acquire up to 25,034 Unit (representing approximately 6.7% of the outstanding Units) at a price of $113.15 per Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer. On a post conversion basis, the tender offer was for the equivalent of 75,012 shares at a price of $37.71 per share.

         The final requirement of the settlement obligated the Predecessor General Partners to use their best efforts to reorganize the Predecessor Partnership into a REIT or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Predecessor Partnership into a publicly traded REIT. On or about February 15, 2001 a prospectus/consent solicitation statement was mailed to the limited partners of the Predecessor Partnership seeking consent to the reorganization of the Predecessor Partnership into a REIT.

         The consent of limited partners was sought to approve the conversion of the Predecessor Partnership into the Operating Partnership. The consent solicitation expired April 16, 2001, and holders of a majority of the Units approved the conversion.

         On April 17, 2001, the conversion was accomplished by merging the Predecessor Partnership into the Operating Partnership. Pursuant to the merger, each limited partner of the Predecessor Partnership received three shares of stock of the Corporation for each unit they owned and the Predecessor General Partners received an aggregate of 58,701 shares of stock in the Corporation in exchange for their general partner interests in the Predecessor Partnership. The common stock of the Corporation is listed on the American Stock Exchange under the symbol HXF.

         As described above, the Predecessor Partnership invested all of the net proceeds of its offering of Units in real estate. Revenues from the following properties represented 10% or more of the Predecessor Partnership's and, subsequently, our gross revenues during each of the last three fiscal years: during 2001, Tri-Columbus, Sunrise, Livonia and 568 Broadway represented 27%, 25%, 18% and 24% of gross revenues, respectively; during 2000, Tri-Columbus, Sunrise, Livonia and 568 Broadway represented 25%, 26%, 19% and 23% of gross revenues, respectively; during 1999, Tri-Columbus, Sunrise, Livonia and 568 Broadway represented 22%, 25%, 19% and 23% of gross revenues, respectively. See "Item 2. Properties" for a description of our properties.

Recent Developments

         On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (together the "Companies") announced the consummation of a transaction (the "Transaction") whereby the Companies (i) purchased each of the advisory agreements (the "Advisory Agreements") between the Companies and an affiliate of PCIC and (ii) repurchased all of the shares of capital stock in the Companies held by a subsidiary of, PCIC, Millennium Funding IV (the "Shares").

         Pursuant to the Transaction, for the Advisory Agreements and the Shares, the Companies paid PCIC an aggregate of $44 million in cash, issued preferred partnership interests in their respective operating partnerships with a liquidation preference of $2.5 million, and issued notes with a stated amount of between $54.3 million and $58.3 million, depending upon the timing of the repayment of the notes.

         Pursuant to the Transaction, the Corporation paid PCIC approximately $11.8 million in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note with an aggregate stated amount of between approximately $14.6 million and $15.7 million, depending upon the timing of the repayment of the note.

         The Transaction was unanimously approved by the Boards of Directors of each of the Companies after recommendation by their respective Special Committees comprised of the Companies' three independent directors.

         Houlihan Lokey Howard & Zukin Capital served as financial advisor to the Special Committees of the Companies and rendered a fairness opinion to the Special Committees with respect to the Transaction.

         The foregoing description of the Transaction does not purport to be complete, and it is qualified in its entirety by reference to the Purchase and Contribution Agreement, dated as of February 14, 2002, the Secured Promissory Note, dated February 14, 2002 and the Partnership Unit Designations of Class A Preferred Partnership Units of Shelbourne Properties III, L.P., copies of which are attached as Exhibits 99.1, 99.2 and 99.3 respectively to our current report on form 8-K filed on February 14, 2002, and are incorporated by reference herein.

         On March 27, 2002, Michael Bebon resigned as a director of the Corporation.

Competition

         The leasing of real estate is highly competitive. We compete for tenants with lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. These factors are discussed more particularly in "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Market". In addition, various limited partnerships have been formed by the Predecessor General Partners and/or their affiliates and agents that engage in businesses that may be competitive with the Corporation. We will also experience competition for potential buyers at such time as we seek to sell any of our properties.

Industry Segments and Seasonality

         Our primary business is the ownership and management of office, retail and industrial properties. Our long-term tenants are in a variety of businesses and no single tenant is significant to our business. Our business is not seasonal.

Employees

         The Corporation has no employees. On May 3, 1998 Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio, as the parent of the General Partner of the Predecessor Partnership, agreed to provide the services associated with day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates, including the Predecessor Partnership. Presidio determined that it would be more cost effective for AP-PCC III, L.P. (the "Agent") to provide asset management and investor relation services for the Corporation. Accordingly, on October 21, 1999 Presidio entered into a Services Agreement with the Agent pursuant to which the Agent was retained to provide asset management and investor relation services to the Predecessor Partnership and other entities affiliated with the Predecessor Partnership. The Agent continues to provide services to the Corporation pursuant to that agreement.

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Corporation in accordance with instructions from the Board of Directors, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Corporation 's assets and making recommendations to the Board of Directors on such proposals, preparation of all reports, maintaining records and maintaining bank accounts of the Corporation. All of the Agent's activities are performed under the Presidio's direct supervision.

         In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the Predecessor General Partners resigned and nominees of the Agent were elected as the officers and directors of the Predecessor General Partners and served as officers until August 15, 2001. See "Item 10. Directors and Executive Officers of the Partnership". The Agent is an affiliate of Winthrop Financial Associates ("Winthrop"), a Boston based limited partnership that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The CEO of Winthrop, Mr. Michael L. Ashner, beneficially owned, as of February 14, 2002, 6.73% of the common stock of the Corporation. In addition, until August 15, 2001, Mr. Ashner served as President of the Corporation.

         In connection with the conversion, effective April 17, 2001 the Corporation entered into a contract with Shelbourne Management pursuant to which Shelbourne Management provided the Corporation with all management, advisory and property management services. For providing these services, Shelbourne Management received (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year, (2) property management fees of up to 6% of property revenues, (3) $150,000 for non-accountable expenses and (4) reimbursement of expenses incurred in connection with performance of its services. This agreement was contributed to the Corporation pursuant to the Transaction described in "Recent Developments" above.

         On February 14, 2002, PCIC entered into a Purchase and Contribution Agreement with the Corporation, among others, which in part provided that PCIC would provide accounting, asset management, treasury, cash management and investor related services to the Corporation on a transition basis at a substantially reduced cost. As a result of the contribution of the Advisory Agreements to the Corporation, Shelbourne Management ceased to provide management services for the Corporation. According to the terms of the agreement, the Corporation may terminate PCIC at any time, and PCIC's obligation to provide such services terminates on February 14, 2003.

         Until the Transaction, the Agent continued to provide the services for the Corporation on behalf of Shelbourne Management that it had provided previously and continues to provide those services for the Corporation on behalf of PCIC.

         On-site personnel perform services for the Corporation at the properties. Salaries for such on-site personnel are paid by the management company that services the Corporation's properties. As described above, effective October 2000, Kestrel, an affiliate of the Agent and the Predecessor General Partners, began providing such services.

                                  RISK FACTORS

         You should carefully consider the risks described below. These risks are not the only ones that our company may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and hinder our ability to make expected distributions to our stockholders.

         This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Form 10-K.

                         Risks Relating to Our Business

Our economic performance and the value of our real estate assets are subject to the risks incidental to the ownership and operation of real estate properties

         Our economic performance, the value of our real estate assets and, therefore, the value of your investment are subject to the risks normally associated with the ownership and operation of real estate properties, including:


         o   changes in the general and local economic        o   the attractiveness of our properties
             climate;                                             to tenants;

         o   the cyclical nature of the real estate           o   changes in market rental rates and our
             industry and possible oversupply of, or              ability to rent space on favorable terms;
             reduced demand for, space in our core markets;

         o   trends in the retail industry, in                o   the bankruptcy or insolvency of
             employment levels and in consumer spending           tenants;
             patterns;

         o   changes in household disposable income;          o   the need to periodically renovate,
                                                                  repair and re-lease space and the costs
                                                                  thereof;

         o   changes in interest rates and the                o   increases in maintenance, insurance
             availability of financing;                           and operating costs; and

         o   competition from other properties;               o   civil unrest, acts of terrorism,
                                                                  earthquakes and other natural disasters or
                                                                  acts of God that may result in uninsured
                                                                  losses.


         In addition, applicable federal, state and local regulations, zoning and tax laws and potential liability under environmental and other laws may affect real estate values. Real estate investments are relatively illiquid and, therefore, our ability to vary our portfolio quickly in response to changes in economic or other conditions is limited. Further, throughout the period that we own real property, regardless of whether the property is producing any income, we must make significant expenditures, including property taxes, maintenance costs, insurance costs and related charges and mortgage payments from February 14, 2001 on certain of our properties.. The risks associated with real estate investments may adversely affect our operating results and financial position, and therefore the funds available for distribution to you as dividends.

Our inability to enter into renewal or new leases on favorable terms for all or a substantial portion of space that is subject to expiring leases would adversely affect our cash flows and operating results

         Scheduled lease expirations in our property portfolio over the next five fiscal years average approximately 10% annually, based on occupied space at December 31, 2001. When leases for our properties expire, we may be unable to promptly renew leases with existing tenants or lease the properties to new tenants. In addition, even if we were able to enter into renewal or new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases because:

         o the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases; or

         o tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.

         In order to enter into renewal or new leases for space in these properties, we may incur higher tenant installation costs. If we are unable to enter into renewal or new leases on favorable terms for all or a substantial portion of space that is subject to expiring leases, our cash flows and operating results would suffer.

If a significant number of our tenants defaulted or sought bankruptcy protection, our cash flows and operating results would suffer

         A tenant may experience a downturn in its business, which could cause the loss of that tenant or weaken its financial condition and result in the tenant's inability to make rental payments when due. In addition, a tenant of any of our properties may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant's lease and cause a reduction in our cash flows.

         We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full amounts it owes us under a lease. The loss of rental payments from tenants would adversely affect our cash flows and operating results.

         One of our tenants, Cub Foods, declared bankruptcy and rejected the lease at the Supervalu property in Norcross, GA on January 31, 2002 resulting in a loss of future revenue of $738,042. The tenant also has a lease at the Supervalu property in Indianapolis, Indiana that has not been rejected.

Our business is substantially dependent on the economic climates of seven markets

         Our real estate portfolio consists of an office property in New York, retail properties in five markets (Melrose Park, IL, Livonia, MI, Las Vegas, NV, Norcross, GA and Indianapolis, IN) and industrial properties in a single market (Columbus, Ohio). As a result, our business is substantially dependent on the economies of these markets. A material downturn in demand for office, industrial or retail space in any one of these markets could have a material impact on our ability to lease the office, industrial or retail space in our portfolio and may adversely impact our cash flows and operating results.

Our competitors may adversely affect our ability to lease our properties, which may cause our cash flows and operating results to suffer

         We face significant competition from developers, managers and owners of office, industrial, retail and mixed-use properties in seeking tenants for our properties. Substantially all of our properties face competition from similar properties in the same markets. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower prices than the space in our properties. Competition for tenants could have a material adverse effect on our ability to lease our properties and on the rents that we may charge or concessions that we must grant. If our competitors adversely impact our ability to lease our properties, our cash flows and operating results may suffer.

The September 2001 terrorist attacks may adversely affect the property operating income from our properties, as well as our ability to sell properties that we are holding for disposition on a timely basis or on acceptable terms

         The September 2001 terrorist attacks in New York and Washington, D.C. and related circumstances may adversely affect the U.S. economy and, in particular, the economies of the U.S. cities that comprise part of our markets. This could have a material adverse impact on our ability to lease the office space in our portfolio. As a result, the property operating income from our office properties, and therefore our operating results, may suffer.

Our financial covenants could adversely affect our financial condition and results of operations

         The financings, as of February 14, 2002, secured by our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. We expect to establish a credit facility to finance our acquisition of the Advisory Agreements and the capital stock a subsidiary of PCIC held in the Companies. If we are unable to establish a credit facility, or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. If we breach covenants in the mortgages or security interest we have granted to PCIC on the 568 Broadway office building, Livonia Plaza, Sunrise Marketplace and Tri-Columbus properties, PCIC can declare a default and require us to repay the debt immediately and can immediately take possession of the property securing the loan.

If we cannot refinance our debt at maturity on favorable terms, our financial condition could be adversely affected

         The Note we issued and distributed to preferred shareholders as part of the stock buy-back transaction described in "Item 1. Business - Recent Developments" above with a principal amount at maturity of $15,665,421 is due on August 14, 2002. We do not expect to have sufficient cash or other liquid assets to pay this debt. As such, we intend to refinance this debt. However, financing may not be available on terms favorable to us at that time. If we are unable to refinance this debt on favorable terms or at all, we may need to liquidate assets in order to meet our payment obligations on the Note. Prevailing market conditions for a sale of assets may not be favorable at that time. As a result, the selling price for any assets we may sell might be lower than if we had been able to sell at a more favorable time.

Our degree of leverage may adversely affect our business and the market price of our common stock

         Our leverage, which we define as the principal amount of our debt at maturity divided by shareholders' equity as of our most recent financial statements, is currently approximately 28.11%. Our degree of leverage could adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, developments or other general corporate purposes. Our degree of leverage could also make us more vulnerable to a downturn in our business or the economy generally. We have entered into certain financial agreements that contain financial and operating covenants limiting our ability under certain circumstances to incur additional secured and unsecured indebtedness. There is also a risk that a significant increase in the ratio of our indebtedness to the measures of asset value used by financial analysts may have an adverse effect on the market price of our common stock.

Because we must distribute a substantial portion of our net income to qualify as a REIT, we may be dependent on third-party sources of capital to fund our future capital needs

         To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund all of our potential future capital needs, including capital for any property acquisitions or developments we may undertake, from our net income. Therefore, we may have to rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional debt financings may substantially increase our leverage.

Environmental problems at our properties are possible, may be costly and may adversely affect our operating results or financial condition

         We are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws, we are exposed to liability primarily as an owner or operator of real property and, as such, we may be responsible for the cleanup or other remediation of contaminated property. Contamination for which we may be liable could include historic contamination, spills of hazardous materials in the course of our tenants' regular business operations and spills or releases of hydraulic or other toxic oils. An owner or operator can be liable for contamination or hazardous or toxic substances in some circumstances whether or not the owner or operator knew of, or was responsible for, the presence of such contamination or hazardous or toxic substances. In addition, the presence of contamination or hazardous or toxic substances on property, or the failure to properly clean up or remediate such contamination or hazardous or toxic substances when present, may materially and adversely affect our ability to sell or rent such contaminated property or to borrow using such property as collateral.

         Environmental laws and regulations can change rapidly, and we may become subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse effect on our operating results or financial condition. We believe that our exposure to environmental liabilities under currently applicable laws is not material. We cannot assure you, however, that we currently know of all circumstances that may give rise to such exposure.

If we were required to accelerate our efforts to comply with the Americans with Disabilities Act, our cash flows and operating results could suffer

         All of our properties must comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require us to remove access barriers, and non-compliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants. We believe that the costs of compliance with the ADA will not have a material adverse effect on our cash flows or operating results. However, if we must make changes to our properties on a more accelerated basis than we anticipate, our cash flows and operating results could suffer.

Additional regulations applicable to our properties may require us to make substantial expenditures to ensure compliance, which could adversely affect our cash flows and operating results

         Our properties are, and properties that we may acquire in the future will be, subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us.

         We believe that our properties are currently in substantial compliance with all applicable regulatory requirements. New regulations or changes in existing regulations applicable to our properties, however, may require us to make substantial expenditures to ensure regulatory compliance, which would adversely affect our cash flows and operating results.

Our insurance may not cover some potential losses

         We carry comprehensive general liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. Some types of risks, generally of a catastrophic nature such as from war or environmental contamination, however, are either uninsurable or not economically insurable. We are not insured against acts of terrorism.

         We currently have insurance for earthquake risks, subject to certain policy limits and deductibles, and will continue to carry such insurance if it is economical to do so. We cannot assure you that earthquakes may not seriously damage our properties and that the recoverable amount of insurance proceeds will be sufficient to fully cover reconstruction costs and losses suffered. Should an uninsured or underinsured loss occur, we could lose our investment in, and anticipated income and cash flows from, one or more of our properties, but we would continue to be obligated to repay any recourse mortgage indebtedness on such properties.

         Additionally, although we generally obtain owner's title insurance policies with respect to our properties, the amount of coverage under such policies may be less than the full value of such properties. If a loss occurs resulting from a title defect with respect to a property where there is no title insurance or the loss is in excess of insured limits, we could lose all or part of our investment in, and anticipated income and cash flows from, that property.

We do not have sole control over the properties that we hold with co-venturers or partners or over the revenues and certain decisions associated with those properties

         We participate in one office, two retail and three industrial property joint ventures or partnerships. The office property that we own through a joint venture totals approximately 300,000 square feet, with our ownership interest totaling approximately 66,400 square feet. The retail properties that we own through joint ventures or partnerships total approximately 258,600 square feet, with our ownership interest totaling approximately 129,300 square feet. The industrial properties that we own through joint ventures or partnerships total approximately 1,010,500 square feet, with our ownership interest totaling approximately 801,700 square feet. Though our co-venturer in the case of the office and industrial properties is currently under common management with us, the co-venturer for our retail properties is not. A joint venture or partnership involves risks, including the risk that a co-venturer or partner:

         o may have economic or business interests or goals that are inconsistent with our economic or business interests or goals;

         o may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to our real estate investments; and

         o may have to give its consent with respect to certain major decisions, including the decision to distribute cash, refinance a property or sell a property.

         We do not have sole control of certain major decisions relating to the properties in which we have less than a 100% interest. All decisions relating to the joint venture property must be made jointly, including decisions relating to:

         o  the sale of the properties;

         o  refinancing;

         o timing and amount of distributions of cash from such properties to us;

         o  capital improvements; and

         o  calling for capital contributions.

         This joint decision-making power may inhibit our ability to sell our interest in a property or a joint venture or partnership within our desired time frame or on any other desired basis.

Our failure to qualify as a REIT would decrease the funds available for distribution to our stockholders and adversely affect the market price of our common stock

         Determination of REIT status is highly technical and complex. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be within our control. For example, the Internal Revenue Service, or IRS, could change tax laws and regulations or the courts may issue new rulings that make it impossible for us to maintain REIT status. We do not believe that any pending or proposed law changes could change our REIT status.

         If we fail to qualify for taxation as a REIT in any taxable year:

         o we would be subject to tax on our taxable income at regular corporate rates;

         o we will not be able to deduct, and would not be required to make, distributions to stockholders in any year in which we fail to qualify as a REIT; and

         o unless we are entitled to relief under specific statutory provisions, we would be disqualified from taxation as a REIT for the four taxable years following the year during which we lost our qualification.

The consequences of failing to qualify as a REIT would adversely affect the market price of our common stock. We cannot guarantee that we will be qualified and taxed as a REIT because our qualification and taxation as a REIT will depend upon our ability to meet the requirements imposed under the Internal Revenue Code of 1986, as amended, on an ongoing basis.

In order to maintain our status as a REIT, we may be forced to borrow funds during unfavorable market conditions

         To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet REIT distribution requirements. As a result, we may need to incur debt to fund required distributions when prevailing market conditions are not favorable. Difficulties in meeting distribution requirements may arise as a result of:

         o differences in timing between when we must recognize income for U.S. federal income tax purposes and when we actually receive income;

         o  the effect of non-deductible capital expenditures;

         o  the creation of reserves; or

         o  required debt or amortization payments.

         If we are unable to borrow funds on favorable terms, our ability to make distributions to our stockholders and our ability to qualify as a REIT may suffer.

                       Risks Relating to Our Capital Stock

Ownership limitations in our certificate of incorporation may adversely affect the market price of our common stock

         Our certificate of incorporation contains an ownership limitation that is designed to prohibit any transfer that would result in our being "closely-held" within the meaning of Section 856(h) of the Internal Revenue Code of 1986, as amended. This ownership limitation generally prohibits ownership, directly or indirectly, by any single stockholder of more than 8% of the value of outstanding shares of our capital stock.

         In addition, our certificate of incorporation prohibits transfers that would result in our owning more than 10% of the ownership interest in one of our tenants within the meaning of Section 856(d)(2)(B) of the Code; in shares of our stock (both common and preferred) being beneficially owned by fewer than 100 persons within the meaning of Section 856(a)(5) of the Code; in our being a "pension held REIT" within the meaning of Section 856(h)(3)(D) of the Code; in our failing to qualify as a "domestically-controlled REIT" within the meaning of
Section 897(h)(4)(B); or in our failing to qualify for REIT status.

         The inability of holders of our common stock to sell their shares to persons other than qualifying U.S. persons, or the perception of this inability, as well as the limitations on transfer, may adversely affect the market price of our common stock.

Higher market interest rates may adversely affect the market price of our common stock

         One of the factors that investors may consider important in deciding whether to buy or sell shares of a real estate investment trust is the dividend with respect to such real estate investment trust's shares as a percentage of the price of those shares, relative to market interest rates. If market interest rates go up, prospective purchasers of shares of our common stock may require a higher yield on our common stock. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to go down.

Limits on changes of control may discourage takeover attempts that may be beneficial to holders of our common stock

         Provisions of our certificate of incorporation and bylaws, as well as provisions of the Internal Revenue Code of 1986, as amended, and Delaware corporate law, may:

         o delay or prevent a change of control over us or a tender offer for our common stock, even if those actions might be beneficial to holders of our common stock; and

         o limit our stockholders' opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.

         Primarily to facilitate the maintenance of our qualification as a REIT, our certificate of incorporation generally prohibits ownership, directly or indirectly, by any single stockholder of more than 8% of the value of outstanding shares of our capital stock. Our board of directors may modify or waive the application of this ownership limit with respect to one or more persons if it receives a ruling from the Internal Revenue Service or an opinion of counsel concluding that ownership in excess of this limit will not jeopardize our status as a REIT. NorthStar Capital Investment Corp. until the Note issued in connection with the stock repurchase described in "Item 1. Business - Recent Developments" above is repaid and the Operating Partnership may hold in excess of that 8% ownership limit provided that our REIT status will not be jeopardized and we will not be deemed to be closely-held. The ownership limit, however, may nevertheless have the effect of inhibiting or impeding a change of control over us or a tender offer for our common stock.

         In addition, the Board of Directors has been divided into three classes, the initial terms of which expire in 2002, 2003 and 2004 respectively, with directors of a given class chosen for three-year terms upon expiration of the terms of the members of that class. The staggered terms of the members of Board of Directors may adversely affect the stockholders' ability to effect a change in control of the Corporation, even if such a change in control were in the best interests of some, or a majority, of the Corporation's stockholders.

         Our certificate of incorporation authorized the Board of Directors to issue shares of preferred stock in series and to establish the rights and preferences of any series of preferred stock so issued. The issuance of preferred stock could also have the effect of delaying or preventing a change in control of the Corporation.

         We have adopted a shareholder rights agreement that gives stockholders the right to purchase securities from the Corporation at a discount if a person or group acquires more than 15% of the outstanding shares of our common stock, thereby diluting the acquiring person's holdings. In addition, the Board of Directors can prevent the shareholder rights agreement from operating in the event the Board approves of the acquiring person.

                  WHERE CAN YOU FIND MORE INFORMATION ABOUT US?

         We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which means that we file periodic reports, including reports on Forms 10-K and 10-Q, and other information with the Securities and Exchange Commission ("SEC"). As well, we distribute proxy statements annually and file those reports with the SEC. You can read and copy these reports, statements and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549, as well as the regional offices at the Woolworth Building, 233 Broadway Ave., New York, New York 10279 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer and the underlying securities guarantor have filed electronically with the SEC. In addition, you may inspect reports and other information concerning us at the offices of the American Stock Exchange LLC, which are located at 86 Trinity Place, New York, NY 10006 and can be contacted at (212) 306-1000.

Item 2.       Properties

Property Portfolio

         The Corporation owned the following properties as of December 31, 2001 and March 25, 2002:

         (1) 568 BROADWAY

         On December 2, 1986, a joint venture (the "Broadway Joint Venture") comprised of the High Equity Partners L.P. - Series 86 ("HEP-86") and Integrated Resources high Equity Partners L.P. - Series 85 ("HEP-85") acquired a fee simple interest in 568-578 Broadway ("568 Broadway"), a commercial building in New York City, New York. Until February 1, 1990, the HEP-86 and HEP-85 each had a 50% interest in the Broadway Joint Venture. On February 1, 1990, the Broadway Joint Venture admitted a third joint venture partner, the Predecessor Partnership, which contributed $10,000,000 for a 22.15% interest in the joint venture. In a transaction similar to the merger described under "Item 1. Business - Recent Developments" above, on February 14, 2001, Shelbourne Properties I, LP became the successor in interest to HEP-85's assets (Shelbourne I and HEP-85 are collectively referred to as Shelbourne I) and Shelbourne Properties II, LP became the successor in interest to HEP-86's assets (Shelbourne II and HEP-86 are collectively referred to as Shelbourne II), including their respective interests in the Broadway Joint Venture. The Shelbourne Properties I, LP and Shelbourne Properties II, LP each retain a 38.925% interest in the joint venture.

         568 Broadway is located in the SoHo district of Manhattan on the northeast corner of Broadway and Prince Street. 568 Broadway is a 12-story plus basement and sub-basement building constructed in 1898. It is situated on a site of approximately 23,600 square feet, has a rentable square footage of approximately 300,000 square feet and a floor size of approximately 26,000 square feet. Formerly catering primarily to industrial light manufacturing, the building has been converted to an office building and is currently being leased to art galleries, photography studios, retail and office tenants. 568 Broadway competes with several other buildings in the SoHo area.

         Further to the transaction described under "Item 1. Business - Recent Developments", as of February 14, 2002 we granted a security interest in our joint venture interest in 568 Broadway to Shelbourne Management LLC as security for the note we issued as a distribution to a preferred shareholder of the Operating Partnership. For more information concerning this security interest, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" below.

         (2) LIVONIA PLAZA

         On June 28, 1989, the Predecessor Partnership purchased a fee simple interest in Livonia Plaza, a shopping center that was completed in December 1989, located in Livonia, Michigan.

         Livonia Plaza is a 133,198 square foot neighborhood shopping center situated on a 13.9 acre site near the intersection of Five Mile Road and Bainbridge Avenue in Livonia, a western suburb of Detroit. In October 1996, the Predecessor Partnership signed an agreement to expand the Kroger store to 56,337 square feet and purchased 1.77 acre of land adjacent to the center to facilitate the Kroger expansion. The expansion was completed in 1997 and Kroger incurred the costs of the building and parking lot construction.

         Further to the transaction described under "Item 1. Business - Recent Developments", as of February 14, 2002 we granted a mortgage on Livonia Plaza to Shelbourne Management LLC as security for the note we issued as a distribution to a preferred shareholder of the Operating Partnership. For more information concerning this mortgage, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" below.

         (3) MELROSE CROSSING SHOPPING CENTER - PHASE II

         On February 3, 1989, the Predecessor Partnership purchased the fee simple interest in Phase II of the Melrose Crossing Shopping Center ("Melrose-Phase II"). Melrose-Phase II, located in Melrose Park, Illinois, previously consisted of a 88,616 square foot retail store located on a parcel totaling 7.02 acres.

         Melrose-Phase II lies to the north of Melrose Crossing on which an 88,000 square foot department store is located as well as 138,355 square feet of retail space that is owned by Shelbourne II. Melrose-Phase II is situated in Melrose Park, Illinois, an older working-class neighborhood near O'Hare Airport at the intersection of Mannheim Road and North Avenue, less than 10 miles from Chicago's Loop.

         (4) SUNRISE MARKETPLACE

         On February 15, 1989, the Predecessor Partnership purchased the fee simple interest in Sunrise Marketplace ("Sunrise"), a 176,661 square foot neighborhood shopping center in Las Vegas, Nevada. The center is situated on
15.15 acres of land at the northeast corner of Nellis Boulevard and Stewart Avenue.

         Further to the transaction described under "Item 1. Business - Recent Developments", as of February 14, 2002 we granted a mortgage on Sunrise to Shelbourne Management LLC as security for the note we issued as a distribution to a preferred shareholder of the Operating Partnership. For more information concerning this mortgage, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" below.

         (5) SUPER VALU STORES

         On February 16, 1989, the Predecessor Partnership acquired joint venture interests in four supermarkets (the "Properties") owned by Super Valu Stores ("Super Valu") located in Edina, Minnesota; Toledo, Ohio; Norcross, Georgia and Indianapolis, Indiana. A fee simple interest in the Predecessor Properties was acquired pursuant to a contract of sale among the seller, the Predecessor Partnership and American Real Estate Holdings Limited Partnership ("AREH"). AREH is 99% owned by American Real Estate Partners L.P., a public partnership originally sponsored by Integrated. At the closing, AREH and the Predecessor Partnership assigned their contract rights with respect to each of the Properties to three joint venture entities each of which has AREH and the Predecessor Partnership as a 50% owner. Cub Foods, a tenant Norcross, GA and Indianapolis, IN, has declared bankruptcy. The lease in Norcross GA was rejected as of January 31, 2002, which will result in a loss of future revenue of $738,042. As a result, the REIT will be maintaining the vacant building until it either can be sold or relet. The lease in Indianapolis has not been rejected. In January 2002, two of the SuperValu properties, one in Edina, Minnesota and one in Toledo, Ohio, were sold.

         (6) TMR WAREHOUSES

         On September 15, 1988, Tri-Columbus Associates ("Tri-Columbus"), a joint venture comprised of the Predecessor Partnership, Shelbourne II and IR Columbus Corp. ("Columbus Corp."), at the time a wholly-owned subsidiary of Integrated, purchased the fee simple interest in three warehouses (the "TMR Warehouses") located in Columbus, Ohio. The Predecessor Partnership originally purchased a 58.68% interest in Tri-Columbus on September 15, 1988. On June 29, 1990, the Predecessor Partnership closed in escrow on the purchase of an additional 20.66% interest in Tri-Columbus. The Predecessor Partnership purchased the additional joint venture interest from Columbus Corp. at approximately 86% of Columbus Corp.'s original cost, pursuant to a right of first refusal contained in the joint venture agreement. Due to Integrated's bankruptcy, the transaction was submitted to the bankruptcy court for review, the approval of the bankruptcy court was obtained on September 6, 1990 and the funds were released from escrow. Purchase of this additional 20.66% interest increased our interest in Tri-Columbus from 58.68% to 79.34%. The remaining 20.66% is held by Shelbourne II.

         We entered into an agreement with Volvo in late 2000 pursuant to which Volvo agreed to extend its lease term until December 31, 2010. The rent through December 31, 2002 will remain at its current rate of $1,418,825 and then increase to $1,533,290 per annum through December 31, 2005. Annual rent from 2006 through 2010 will be $1,614,910. We agreed to spend up to $2,000,000 for capital improvements and to connect the property with an adjacent property. Any expenditures made by us will be pro rated over the remaining term of the lease and reimbursed by Volvo as additional rent.

         The TMR Warehouses are distribution and light manufacturing facilities located in Orange, Grove City and Hilliard, all suburbs of Columbus, Ohio and comprise 1,010,500 square feet of space in the aggregate, with individual square footage of 583,000 square feet, 190,000 square feet and 237,500 square feet, respectively.

         Further to the transaction described under "Item 1. Business - Recent Developments", as of February 14, 2002 we granted a mortgage on the TMR Warehouses to Shelbourne Management LLC as security for the note we issued as a distribution to a preferred shareholder of the Operating Partnership. For more information concerning this mortgage, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" below.

Occupancy

         The following table lists the occupancy rates of our properties at the end of each of the last three years.

                                    OCCUPANCY
PROPERTY                             12/31/2001    12/31/2000     12/31/1999
--------                             ----------    ----------     ----------
568 Broadway Office Building            97%           100%           100%
Livonia Plaza                           92%           91%            89%
Melrose Crossing Phase II                0%            0%             0%
Sunrise Marketplace                     96%           92%            94%
SuperValu Stores (1)                    78%           76%            100%
Tri-Columbus-Grove City                 100%          100%           100%
Tri-Columbus-Hilliard                   100%          100%            0%
Tri-Columbus-Orange                     100%          100%           100%

         (1) Two of the four Super Valu properties, one in Edina, Minnesota, and one in Toledo, Ohio, were sold in January 2002.

         The following table contains information for each tenant that occupies ten percent or more of the rentable square footage of any of our properties.

                                       Principal      Square Feet
                                      Business of      Leased by                           Lease          Renewal
    Property       Name of Tenant       Tenant           Tenant        Annual Rent    Expiration Date     Options
------------------ ---------------- ---------------- --------------- ---------------- ---------------- --------------

568 Broadway       Scholastic       Publishing           87,010         $1,548,836        4/30/08         1-5 yr.
------------------ ---------------- ---------------- --------------- ---------------- ---------------- --------------
Livonia Plaza      Kroger           Grocery              56,733         $431,304          8/31/09         6-5 yr.
                                    Retailer

                   TJ Maxx          Department           23,800         $176,120          1/31/04         1-5 yr.
                                    store retailer
------------------ ---------------- ---------------- --------------- ---------------- ---------------- --------------
Sunrise            Smith's          Grocery              71,240         $402,240         10/31/08         1-5 yr.
Marketplace                         Retailer

                   America's Best   Furniture            18,974         $170,766         10/31/05         1-5 yr.
                   Furniture        Retailer
------------------ ---------------- ---------------- --------------- ---------------- ---------------- --------------
SuperValu Stores   Byerly's         Grocery              61,900         $229,769          6/30/03         3-5 yr.
                                    Retailer

                   SuperValu        Grocery              60,300         $315,000          8/30/03         5-5 yr.
                                    Retailer
------------------ ---------------- ---------------- --------------- ---------------- ---------------- --------------
Tri-Columbus       Volvo            Truck parts         583,000       $1,418,825         12/31/10         None.
                                    distributor

                   Simmons USA      Mattress            190,000         $541,500          3/31/04         1-5 yr.
                                    wholesaler

                   The Computer     Computer            237,500         $591,771          1/31/03         1-4 yr.
                   Group, Inc.      distributor


Capital Improvements

         See "Item 7. Management's Discussion and Analysis and Results of Operations."

Item 3.       Legal Proceedings

         On February 22, 2002, Carl Icahn and Longacre Corp. brought a derivative shareholder suit in the New York State Supreme Court against NorthStar Capital Investment Corp., PCIC, Shelbourne Management, Peter W. Ahl, David Hamamoto, David G. King, Jr., Dallas E. Lucas, W. Edward Scheetz, Michael
T. Bebon, Donald W. Coons and Robert Martin, and nominal defendants the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. for, inter alia, breach of fiduciary duties relating to the approval of the stock repurchase transaction between the Corporation and NorthStar Capital Investment Corp. described in "Item 1. Business" under the heading "Recent Developments." On March 4, 2002, Icahn and Longacre brought a motion for expedited discovery, reversal of priority of discovery and injunctive relief by Order to Show Cause. Thereafter, the defendants moved to dismiss the case for, among other reasons, the failure to make a demand on the Board of Directors prior to commencing the action. At a hearing held on March 11, the court authorized limited discovery in connection with defendant's motion to dismiss. The court also scheduled a hearing for April 29, 2002 on defendant's motion to dismiss.

         In addition, two shareholder derivative actions have been filed in Delaware against the same defendants. Those actions have now been consolidated, and defendants have moved to dismiss the consolidated action.

         With respect to the allegations in the lawsuits, we believed at the time the Special Committee approved the transaction, and we continue to believe, that the stock repurchase was fair and reasonable and in the best interests of the Corporation and its shareholders.

Item 4.       Submission of Matters to a Vote of Security Holders

         During 2001, matters were submitted to a vote of our security holders on one occasion. The consent of limited partners was sought to approve the conversion of the Predecessor Partnership into the Operating Partnership. The consent solicitation expired April 16, 2001 and holders of a majority of the Units approved the conversion. On April 17, 2001, the conversion was completed as described in "Item 1. Business - Corporate History" on page 3 above.

                                    PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

Market for Our Common Stock

         In May 2001, our Common Stock began trading on the American Stock Exchange under the symbol "HXF". Prior to that date, there was no established trading market for interests in the Predecessor Partnership.

         The high and low sales prices per share of Common Stock are set forth below for the periods indicated.


     QUARTER ENDED                       HIGH                   LOW
--------------------------------------------------------------------------------


     June 30, 2001                      $33.50                 $24.94

     September 30, 2001                 $32.11                 $25.23

     December 31, 2001                  $28.50                 $23.13


         On March 25, 2002, the closing sale price of the Common Stock as reported by the ASE was $40.30. The Corporation had approximately 1,536 holders of record of Common Stock as of March 25, 2002.

         The Corporation has authorized 2,500,000 shares of Common Stock, issued 1,173,998 and 788,772 shares are outstanding as of March 25, 2002. Prior to the merger of the Operating Partnership and the Predecessor Partnership on April 17, 2001, the Predecessor Partnership had 371,766 Units issued and outstanding and approximately 10,455 holders of record of Units.

Dividends

         Our management expects that any taxable income remaining after the regular quarterly or other dividends on its Common Stock will be distributed annually to the holders of the Common Stock on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy with respect to the Common Stock is subject to revision by the Board of Directors. All distributions in excess of those required for the Corporation to maintain its REIT status will be made by the Corporation at the sole discretion of the Board of Directors and will depend on the taxable earnings of the Corporation, the financial condition of the Corporation, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, the Corporation intends to make regular quarterly dividends to its shareholders that, on an annual basis, will represent at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with generally accepted accounting principles), determined without regard to the deduction for dividends paid and excluding any net capital gains.

         Holders of Common Stock will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In any liquidation, dissolution or winding up of the Corporation, each outstanding share of Common Stock will entitle its holder to a proportionate share of the assets that remain after the Corporation pays its liabilities and any preferential distributions owed to preferred shareholders.

         The following table sets forth the dividends paid or declared by the Corporation on its Common Stock (or distributions on the Predecessor Partnership's Units prior to April 17, 2001) for the previous three years:


                                 STOCKHOLDER RECORD        DIVIDEND / SHARE (1)
     PERIOD ENDED                       DATE
-------------------------- ----------------------------- -----------------------
     March 30, 1999                October 1, 1998           $.85 / share (2)
     June 30, 1999                  March 31, 1999           $.85 / share (2)
     August 31, 1999                June 30, 1999            $.85 / share (2)
-------------------------- ----------------------------- -----------------------
     December 31, 2001            December 17, 2001         $1.87 / share (2)

         Explanatory Note:

         (1) Commencing with the third quarter of 1999, distributions were suspended while the requirements of the class action and derivative litigation involving the Predecessor Partnership were completed. Distributions resumed in December of 2001.

         (2) We converted from a partnership to a REIT in April 2001. Each partnership unit was converted to three shares of stock. All dividends in this chart are reflected on a per share basis.

         Distributions to shareholders will generally be taxable as ordinary income, although a portion of such dividends may be designated by the Corporation as capital gain or may constitute a tax-free return of capital. The Corporation annually furnishes to each of its shareholders a statement setting forth the distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

         The Corporation intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to our earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

         There were no securities sold by the registrant in 2001 that were not registered under the Securities Act.

Item 6.      Selected Financial Data

         The following financial data are derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                 Years ended December 31,
                                          2001              2000            1999           1998            1997
                                          ----              ----            ----           ----            ----


Total Revenue                             $8,530,531        $8,110,124     $7,989,276     $8,210,920    $9,524,410(1)
Net Income                                 2.526.685         2,537,241      1,895,156      2,995,631     3,708,687(1)
Net Income per share                            2.15              2.16           1.61           2.55             3.16
Distributions per share (2) (3)                 1.87                --           1.70           3.40             3.23
Total Assets                             $56,541,462       $56,549,762    $54,187,702    $55,087,481      $56,296,853

         (1) Total revenues and net income for the year ended December 31, 1997 include approximately $1,500,000, or $1.28 per share, received pursuant to the bankruptcy settlement of a tenant.
         (2) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.
         (3) Distributions made on December 21, 2001 are based on the total shares issued and outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following should be read in conjunction with "Forward-Looking Statements" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

         The Corporation was formerly a Delaware limited partnership, High Equity Partners L.P. - Series 88 ("HEP-88"), which was converted to a REIT on April 17, 2001 by merging with Shelbourne Properties III LP, a Delaware limited partnership, which is currently the operating partnership of the Corporation (the "Operating Partnership"). The Corporation holds its investment in the properties through its Operating Partnership in which it had a 99% direct interest at December 31, 2001. The other 1% is held indirectly through the general partner of the Operating Partnership, Shelbourne Properties III GP, Inc. (the "General Partner").

         On February 14, 2002, we repurchased the shares of a major stockholder, PCIC and paid $11,830,337 in cash. As part of that repurchase, Shelbourne Management, a wholly-owned subsidiary of PCIC, contributed the advisory agreement between the Corporation and the Operating Partnership and Shelbourne Management LLC, dated as of April 17, 2001, (the "Advisory Agreement") pursuant to which it had provided financial and investment advisory services to the Corporation and the General Partner. As consideration for the Advisory Agreement, the Operating Partnership and issued 672,178 5% Class A Preferred Partnership Units (with a liquidation preference of $1,000 per unit) to Shelbourne Management LLC. As a result, until those Preferred Units are redeemed, Shelbourne Management LLC is entitled to receive quarterly distributions from the Operating Partnership at a rate of 5% per annum of the aggregate liquidation preference of its preferred units. The agreement governing the repurchase provides for pre-payment penalties in the event that the Operating Partnership redeems these preferred units prior to February 14, 2007. The preferred units may be automatically redeemed upon the occurrence of certain events of default by the Corporation on its obligations under that agreement, which may result in our having to pay a pre-payment penalty.

         As an initial distribution on the Preferred Units, the Corporation issued a note to Shelbourne Management LLC (the "Note") in the principal amount of $15,665,421, except that if the Note is repaid in full on or prior to April 30, 2002, the principal amount will be reduced to $14,589,936 and if the Note is repaid in full after April 30, 2002 and on or prior to May 15, 2002, the principal amount shall be reduced to $14,858,807. As security for the note, mortgages were placed on the following properties owned by the Corporation:
Livonia Plaza, Sunrise Marketplace and the TMR warehouses. In addition, the Operating Partnership granted Shelbourne Management Company LLC a security interest in its joint venture interest in the 568 Broadway Office Building. We agreed to repay the Note entirely from the proceeds of new third party borrowings, which Presidio will have the option to guaranty.

         We intend to be taxed as a REIT for U.S. federal income tax purposes for the year ended December 31, 2001. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. As a REIT, if we distribute 100% of our taxable income and comply with a number of organization and operational requirements, we generally will not be subject to U.S. federal income tax.

         Our primary business objective is to maximize the value of our common stock. We seek to achieve this objective by managing our existing properties, making capital improvements to and/or selling properties and by making additional real estate-related investments. We may invest in a variety of real estate-related investments, including undervalued assets and value-enhancing situations, in a broad range of property types and geographical locations. We may raise additional capital by mortgaging existing properties or by selling equity or debt securities. We may acquire investments for cash or by issuing equity securities, including limited partnership interests in the Operating Partnership. The Board of Directors may retain an independent consulting firm to assist it in ascertaining the most effective means of achieving these objectives.

         Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Corporation does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

         Impairment of long-lived assets. At December 31, 2001 and December 31, 2000, the Corporation had approximately $40.5 million and $44.6 million of real estate (net) as well as dollars of real estate held for sale, accounting for approximately 77% and 79%, respectively, of the Corporation's total assets. Property and equipment is carried at cost net of adjustments for impairment. The fair value of Operating Partnership's property and equipment is dependent on the performance of the properties.

         The Corporation evaluates recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictated. If there is an indication that the carrying value of a property might not be recoverable, the Corporation prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

         If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, the Corporation recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

         For the years ended December 31, 2001, 2000, and 1999, no impairment losses have been recorded. Cumulative impairment losses from previous years amount to $19,638,700. Impairment write-downs recorded by the Corporation do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

         Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management.

         Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and variances may be material. The Corporation may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

         Useful lives of long-lived assets. Property and equipment, and certain other long-lived assets are amortized over their useful lives. Depreciation and amortization are computed using the straight-line method over the useful life of the property and equipment. The cost of properties represents the initial cost of the properties to the Corporation plus acquisition and closing costs less impairment adjustments. Tenant improvements and leasing costs are amortized over the applicable lease term. Useful lives are based upon management's estimate over the period that the assets will generate revenue.

         Revenue Recognition. Base rents are recognized on a straight-line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned pursuant to Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Tax Force's consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods," The Corporation defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved .. Recoveries from tenants or taxes, insurance and other operating expenses are recognized as revenue in the period the applicable taxes are incurred.

         Investments in Joint Ventures. Certain properties were purchased in joint venture ownership with affiliated REITS. The Corporation owns an undivided interest and is severally liable for indebtedness it incurs with connection with its ownership interest in those properties. Therefore, the Corporation's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the percentage of ownership.

New Accounting Policies

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. There was no effect from this statement on the Corporation's financial statements.

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Corporation's financial statements.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Corporation does not expect that this statement will have a material effect on the Corporation's financial statements.

         Effective January 1, 2001 the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Because the Corporation does not currently utilize derivatives of engage in hedging activities, this standard did not have a material effect on the Corporation's financial statements.

Liquidity And Capital Resources

         Our objective is to ensure that there are sufficient resources to fund ongoing operating expenses and capital expenditures and to make the distributions required to maintain REIT status. In the next year, we believe our needs will be funded through existing cash balances and cash flows provided by operating activities.

         Real Estate

         We own all of, or an interest in, one office building, three shopping centers, four retail stores (supermarkets), two of which were sold in January 2002 and three industrial warehouses. Subsequent to December 31, 2001, some of these properties became subject to mortgages or security interests as discussed above. When the Note is refinanced, the new lender may take a security interest in some or all of the properties we own. We generate rental revenues from our commercial properties and are responsible for each property's operating expenses as well as the Operating Partnership's and our own administrative expenses.

         These encumbrances on our properties may limit our ability to raise capital to fund capital improvement projects or acquisitions. In addition, we will have to use cash flow from operations to repay our obligation under the Note or any subsequent loan it undertakes to refinance the Note.

         We use working capital reserves and any undistributed cash from operations as the primary source of liquidity. For the year ended December 31, 2001, all capital expenditures were funded from cash flow from operations and working capital reserves. As of December 31, 2001, total remaining working capital reserves amounted to approximately $10,305,552. Working capital reserves are temporarily invested in short-term instruments and are expected, together with operating cash flow, to be sufficient to fund anticipated capital improvements to the Corporation's properties.

         We had $11,122,456 of cash and cash equivalents at December 31, 2001, as compared to $10,222,394 at December 31, 2000. During the year ended December 31, 2001 cash and cash equivalents increased $900,062 as a result of $3,377,382 in cash provided by operations, which was offset by $281,944 of capital and tenant improvements to the properties and $2,195,376 in cash distributions to shareholders. Our primary source of funds is cash flow from operation of our properties, principally rents received from tenants.

         Capital Improvements and Capitalized Tenant Procurement Costs

         The following table sets forth, for each of the last three fiscal years, the our expenditures at each of our properties for capital improvements and capitalized tenant procurement costs:


                                Years Ended December 31,

PROPERTY                2001              2000                  1999
------------------------------------------------------------------------
568 Broadway         $133,654           $86,130          $87,985

Livonia Plaza          28,250            80,846           12,868

Melrose-Phase II            -                 -                -

Sunrise               179,058            38,421           74,738

Super Valu                  -                 -                -

TMR Warehouse         282,378            94,985          112,560
------------------------------------------------------------------------
             Totals: $623,340          $300,382         $288,151
                     ========          ========         ========

         Capital improvement projects for the year 2001 consisted solely of ordinary course expenditures. Capital expenditures budgeted for 2002 consist primarily of approximately $129,000 in facade improvements and exterior painting and approximately $28,000 in corridor and restroom upgrades and window repairs at 568 Broadway, approximately $186,000 for the replacement of the roof at Livonia Plaza, and approximately $113,000 in landscaping upgrades, exterior painting and roof replacement at Sunrise Marketplace. These are all considered expenditures in the ordinary course and, where applicable, will be split among the co-venturers in the joint venture according to the percentage of their interest therein.

         Certain properties require periodic investments of capital for tenant costs related to new and renewal leasing. The most significant tenant procurement costs budgeted for 2002 include approximately $118,000 in costs associated with making the sub-cellar at 568 Broadway into leaseable space (this space is currently utilized only for storage and is not revenue-producing), approximately $1,005,000 in tenant improvements obligations associated with the Tri-Columbus property leased to Volvo and other existing leases at Sunrise Marketplace, 568 Broadway and Livonia Plaza as well as approximately $76,000 in projected tenant improvements costs anticipated in conjunction with the procurement of new leases at Sunrise Marketplace and Livonia Plaza. Leasing commissions associated with these leases are budgeted to be approximately $129,000 for 2002. Where applicable, these costs will be split among the co-venturers in the joint venture according to the percentage of their interest therein.

         Overall, the Corporation has budgeted expenditures for capital improvements and capitalized tenant procurement costs of $1,819,067 in 2002. These costs are expected to be incurred in the normal course of business and are expected to be funded from cash flow from operations and working capital reserves. However, such expenditures will depend upon the level of leasing activity and other factors that cannot be predicted with certainty.

         We expect to continue to utilize a portion of cash flow from operations to pay for various future capital and tenant improvements to the properties and leasing commissions, the amount of which cannot be predicted with certainty. Capital and tenant improvements may in the future exceed the Corporation's cash flow from operations that would otherwise be available for distributions. We believe current working capital is sufficient for any near term needs of the Corporation. In the event that it is not, we would utilize the remaining working capital reserves, borrow funds or sell one or more properties to meet those needs.

Real Estate Market

         In the markets in which our properties are located, the market values of existing properties continue to recover from the effects of the substantial decline in the real estate market in the early 1990's. However, in select markets, values have been slow to recover, and high vacancy rates continue to exist in some areas. The geographic diversity of our properties decreases the risk of a significant devaluation resulting from an isolated market slump in a particular region.

         The outlook continues to be particularly positive for 568 Broadway as office and retail space in the Midtown South sub-market in which 568 Broadway is located is becoming increasingly popular. Little new office space inventory have been introduced to offset demand in the area, resulting in a favorable operating environment for the property. Rents are thus anticipated to continue to increase at the property for the foreseeable future.

         Our Super Valu property at Norcross, Georgia was previously occupied by Cub Foods Stores. In January 2002, Cub Foods declared bankruptcy, rejected the lease and ceased paying rent at the property. The property is currently being marketed for sale or lease, and preliminary indications are that the property is well-positioned to benefit from generally favorable market conditions upon a sale or relet.

         Our Super Valu property in Indianapolis, Indiana was occupied by Cub Foods Stores until July 2001 at which time Cub ceased operating a store at the property. While Cub continues to pay rent and is obligated under a lease that does not expire until August, 2003, the Corporation currently expects that Cub will not renew its lease and that the Corporation will need either to sell or relet the property at that time. The competition for tenants and buyers in the sub-market in which the property is located is considered to be extremely high, with a number of comparable vacant properties that compete with the Corporation's property.

         The expectations are also positive for improving market conditions in Columbus, Ohio, a market in which the we have an interest in three warehouse properties (the TMR Warehouse properties). Columbus has become a hub for North American distribution facilities and substantial construction activity is producing increased competition for our properties. Nevertheless, values are expected to continue to improve for properties comparable to those in which we have an interest. The realization of any market appreciation will however be subject to the terms of the existing leases, which are not due to expire for several years at our properties in these locations.

         We also own a property in Livonia, Michigan, a suburb of Detroit. After suffering significant losses in the early 1980's, the regional economy has diversified and is in the midst of a continuing steady recovery. The property is located on an established commercial and retail corridor near both downtown Detroit and the Detroit Metropolitan Airport. Accordingly, indications are that the property is well positioned to benefit from the anticipated growth in the area.

         The Las Vegas sub market in which Sunrise Marketplace is located is likewise improving with strong population growth and household development. A recent review of the property's position suggests however that Sunrise Marketplace is not located within one of the region's primary growth paths, and its competition continues to be traditional neighborhood shopping centers with grocery or discount store anchors. It is therefore not anticipated that Sunrise Marketplace will fully benefit from the expected general appreciation in the real estate market in the area.

         Our property in Melrose Park, Illinois continues to experience extremely poor operating conditions. While the broader Chicago market is experiencing economic and population growth which is creating a positive environment for real estate appreciation, the trade area in which the property is located is experiencing a decline in population. This decline coupled with the related flight from the area by big box retailers has left many retail properties, including our property, suffering from high vacancy and low rental rates. Vehicular access to the property is also difficult, further contributing to the negative outlook for the property in the foreseeable future.

         Technological changes are also occurring which may reduce the space needs of many tenants and potential tenants and may alter the demand for amenities and power supplies at our properties. As a result of these changes and the continued risk for overall market volatility, our potential for realizing the full value of its investment in the properties is at continued risk.

Impairment Of Assets

         The Corporation evaluates the recoverability of the net carrying value of our real estate and related assets at least annually, and more often if circumstances dictate as required by SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If there is an indication that the carrying amount of a property may not be recoverable, the Corporation prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

         If the sum of the expected future undiscounted cash flow is less than the carrying amount of the property, the Corporation recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value as required by SFAS No. 144. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

         Impairment adjustments to reduce the carrying value of the real estate assets recorded by the Corporation do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

         Management is not aware of any other current trends, events, or commitments that will have a significant impact on the long-term value of the properties. However, because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize. Actual results may vary from the estimates, and the variances may be material.

         All of our properties have experienced varying degrees of operating difficulties and the Corporation recorded significant impairment adjustments in prior years. Improvements in the real estate market and in property operations resulted in no adjustments for impairment being needed from 1996 through December 31, 2001.

         The following table represents the historical cost less accumulated depreciation, the December 31, 2001 carrying value and the impairment adjustments recorded to date against our properties held as of December 31, 2001:


                                    HISTORICAL COST     ADJUSTMENT     12/31/01
                                   LESS ACCUMULATED        FOR         CARRYING
       DESCRIPTION                   DEPRECIATION       IMPAIRMENT      VALUE
--------------------------------------------------------------------------------
568 Broadway Office Building          $9,391,127      $6,157,700     $3,233,427
(22.15% owned)

Livonia Plaza, Shopping Center,        9,914,039       2,100,000      7,814,039
Livonia, Michigan

Melrose Crossing, Phase II,            4,876,406       2,881,000      1,995,406
Melrose, Illinois

Sunrise Marketplace Shopping Center,  15,839,671       8,500,000      7,339,671
Clark County, Nevada

SuperValu Stores (Retail)              6,985,497              --      6,985,497
(50% interest)

TMR Warehouses,
Grove City and Delaware, Ohio         16,086,438              --     16,086,438
(79.34% owned)
                                     -------------------------------------------
                      Total:         $63,093,178     $19,638,700    $43,454,478
                                     ===========     ===========    ===========

Funds from Operations

         Management believes that funds from operations, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, to be an appropriate measure of performance for an equity REIT. While funds from operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flows from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating our liquidity or operating performance.

         Funds from Operations for the years ended December 31, 2001, 2000 and 1999 are summarized in the following table:

                                            2001           2000          1999
--------------------------------------------------------------------------------
Net Income                               $2,526,685     $2,537,241    $1,895,156

Plus: Depreciation and amortization       1,663,483     1,593,250      1,609,183
related to real estate

                Funds from Operations:   $4,190,168     $4,130,491    $3,504,339
                                         ==========     ==========    ==========

Results of Operations

         The following discussion is based on our financial statements for the years ended December 31, 2001, 2000 and 1999.

         Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

         Net Income

         The net income of the Corporation remained relatively constant for the year ended December 31, 2001 as compared to 2000. Net income decreased to $2,526,685 for the year ended December 31, 2001 as compared to $2,537,241 for the year ended December 31, 2000 primarily due to an increase in costs and expenses and a decrease in interest income, which was partially offset by an increase in other income and the cash distribution of $2,195,376 to shareholders.

         Rental Revenue

         Rental revenue increased by $424,217, or 5.6%,during the year ended December 31, 2001 to $8,065,011 from $7,640,794 in 2000. The increase in rental revenue was attributable to an increase in base rental income on all properties of a combined $425,735 together with a slight increase in escalations of $4,518.

         Interest and Other Income

         Interest income decreased by $16,553, or 3.81%, to $417,638 in 2001 due to lower interest rates paid on our short-term investment instruments. Other income increased by $12,743, or 36%, during the year ended December 31, 2001 to $47,882 compared to $35,139 in 2000 due to a prior year real estate tax abatement from 4251 Leap Road (which is part of the Tri-Columbus properties) offset by the decrease in transfer fee income from transfers of partnership interests due to the conversion.

         Costs and Expenses

         Costs and expenses increased by $430,963, or 7.73%, for the year ended December 31, 2001 to $6,003,846 compared to $5,572,883 in 2000 due to higher administrative expenses, asset management fees, operating expenses and property management fees. Administrative expenses for the year ended December 31, 2001 increased by $187,500, or 18.88%, compared to 2000 due to the added legal expenses incurred with the conversion of the Predecessor Partnership into a REIT and expenses incurred for the first time that were solely associated with the operation of the REIT. Operating expenses increased by $99,893 or 5.11% during the year ended December 31, 2001 compared to 2000 due primarily to increases in insurance costs, which were partially offset by decreases in utilities, repairs and maintenance. Asset management fees increased 8.50% in 2001 to $871,863 due to an increase in the gross asset value of the Corporation. Depreciation and amortization expenses and property management fees rose slightly.

         Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

         Net Income

         The Predecessor Partnership experienced an increase in net income of $642,085, or 33.9%, for the year ended December 31, 2000 compared to 1999. Net income increased to $2,537,241 for the year ended December 31, 2000 from net income of $1,895,156 for the year ended December 31, 1999 primarily due to an increase in interest income and a decrease in costs and expenses, which more than offset a decrease in other income.

         Rental Revenues

         Rental revenue increased slightly during the year ended December 31, 2000 to $7,640,794 from $7,625,731 in 1999. The increase in rental revenue was attributable to an increase in base rent of $190,918, which was partially offset by decreases in step lease rental adjustments recorded for accounting purposes (adjustments to account for the recognition of rent on a straight-line basis) of $148,950 and escalation rent. Escalation rent consists of reimbursements of property level operating expenses received by the Predecessor Partnership from the tenants at the property. Escalation rent decreased in 2000 as compared to 1999 due to reduced operating expenses at the properties.

         Interest and Other Income

         Interest income increased by $163,752, or 60.6%, to $434,191 in 2000 from $270,439 in 1999 due to higher cash balances and interest rates during the current year compared to 1999. Other income decreased $57,967, or 62.3% during the year ended December 31, 2000 to $35,139 compared to $93,106 in 1999 due to a decrease in fees from investor servicing primarily related to a decrease in investor transfers.

         Costs and Expenses

         Costs and expenses decreased by $521,237, or 8.55%, for the year ended December 31, 2000 to $5,572,883 compared to $6,094,120 in 1999 due to the lower administrative expenses and operating expenses, which more than offset an increase in partnership asset management fees. Operating expenses decreased $353,494 or 15.3% during the year ended December 31, 2000 from $2,306,635 in 2000 to $1,953,141 in 1999 due primarily to savings in real estate tax expenses as well as repairs and maintenance which were partially offset by an increase in utilities. Administrative expenses for the year ended December 31, 2000 decreased by 19.1% or $234,921 compared to 1999 due to lower professional fees related to the settlement of the litigation and reorganization of the Predecessor Partnership. Partnership asset management fees increased 11.7% in 2000 to $803,487 due to an amendment to the partnership agreement, which significantly reduced the amount payable in 1999 and changed the method of calculating such fee in subsequent years. Depreciation and amortization expenses and property management fees remained relatively constant.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the risk of loss from adverse changes in market prices and interest rates. As of December 31, 2001, we did not have any debt outstanding or any investments in long-term financial instruments that exposed us to market risks. However, as described under "Item 1. Business - Recent Developments", as of February 14, 2002, we issued a note to Shelbourne Management LLC (the "Note") in the principal amount of $15,665,421 with a maturity date of August 14, 2002. If the Note is repaid from third party indebtedness, it will bear an effective rate of interest equal to the initial rate of interest applicable to that third party indebtedness. If the Note is not repaid from third party indebtedness, the interest rate payable at maturity or earlier repayment is 8% per annum. As such, our exposure to market risk for changes in interest rates is contingent upon refinancing this indebtedness. If we do refinance this indebtedness, our exposure will depend on the level of interest rates at the time of that potential refinancing. If we do not refinance this indebtedness, we will not be exposed to market risks from changing interest rates.

Item 8.       Financial Statements and Supplementary Data

         Our consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 2001, 2000 and 1999, and the notes thereto, and the independent auditor's report thereon and the financial statement schedule are set forth on page F-1 through F-16 and S-1 and S-2 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10.       Directors and Executive Officers

         The table below sets forth certain information relating to the current directors and executive officers of the Corporation. The Corporation currently has three directors, Donald W. Coons, Robert Martin and W. Edward Scheetz and one executive officer, Dallas Lucas, who serves as treasurer.


         Name              Age       Position Held             Term of Service
         --------------------------------------------------------------------------
         Donald W. Coons    38          Director           February 8, 2001-present

         Dallas Lucas       39    Director, Secretary,     February 8, 2001-February 14,
                                  Treasurer and Chief      2002, as Director
                                  Financial Officer

                                                           November 20, 2001-February 14,
                                                           2002 as Secretary and Chief
                                                           Financial Officer

                                                           November 20, 2001-present, as
                                                           Treasurer

         Robert Martin      40          Director           February 8, 2001-present

         W. Edward Scheetz  37    Director, Co-Chief       February 8, 2001-present, as
                                  Executive Officer        Director


                                                           August 15, 2001-February 14,
                                                           2002, as Co-Chief Executive
                                                           Officer


         The table below sets forth information relating to all directors and officers who served the Corporation for any period from February 8, 2001, the date of incorporation through December 31, 2001 but who no longer have those positions.


  Name               Age           Position Held               Term of Service
  ------------------------------------------------------------------------------------
Peter Ahl           37       Director, Vice President    February 8, 2001-February 14,
                                                          2002, as Director

                                                          August 15, 2001-February 14,
                                                          2002, as Vice President

Michael Ashner       49         Director, President       February 8, 2001-August 15, 2001
                                                          as President and Director

Michael Bebon        40             Director              February 8, 2001-March 27, 2002

Peter Braverman      48          Vice President           February 8, 2001-August 15, 2001
                                                          as Vice President

David T. Hamamoto    43        Director, Co-Chief         February 8, 2001-February 14,
                                Executive Officer         2002, as Director

                                                          August 15, 2001-February 14,
                                                          2002, as Co-Chief Executive
                                                          Officer

Steven B. Kauff      40          Vice President           February 8, 2001-February 14, 2002

David G. King, Jr.   39     Director, Vice President      February 8, 2001-February 14, 2002

Lara Sweeney         29    Vice President, Secretary      February 8, 2001-August 15, 2001

Carolyn Tiffany      35    Vice President, Treasurer      February 8, 2001-April 10, 2001,
                                                          as treasurer

                                                          February 8, 2001-August 15, 2001,
                                                          as Vice President


         Pursuant to our certificate of incorporation, the directors are classified into three classes, as equal in number as possible, with respect to the term for which they hold office. The terms of the current directors will expire at the annual meeting of stockholders as follows: Robert Martin in 2003, Edward Scheetz in 2003 and Donald W. Coons in 2004.

         Until March 27, 2002, our audit committee consists solely of independent directors, Michael Bebon, Donald Coons, Robert Martin. As our audit committee charter requires that three directors serve on our audit committee, subsequent to Michael Bebon's resignation on March 27, the Board of Directors elected Edward Scheetz to serve on the audit committee. Our audit committee is charged with recommending to the Board of Directors the independent public accountants to be selected to audit the Corporation's annual financial statements, approving (i) any special assignments given to such accountants,
(ii) such
accountant's letter of comments and management's responses thereto and (iii) any major accounting changes made or contemplated, and reviewing the effectiveness and adequacy of the Corporation's internal accounting controls.

         Robert Martin and Donald Coons are the members of the corporate governance committee and the compensation committee.

         The following is a summary of the background of each director and officer who served the Corporation for some period during 2001.

         Peter Ahl. Mr. Ahl has been a Vice President of NorthStar Capital Investment Corp. since 1997. Prior to joining NorthStar, he was a director in the Alternate Investment Group of AEW Capital Management, L.P. Mr. Ahl is a Level 3 Chartered Financial Analyst.

         Michael Ashner. Mr. Ashner has been the Chief Executive Officer of Winthrop Financial Associates, a limited partnership since 1996 as well as the Chief Executive Officer of the New Kirk Group from 1997. From 1994 to 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company. In addition, since 1981, Mr. Ashner has been President of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Mr. Ashner currently serves as a director of Interstate Hotel Corporation, Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

         Michael Bebon. Mr. Bebon is a Vice President of Sales at each of Commonwealth Land Title Insurance Company and Lawyers Title Insurance Corporation, both subsidiaries of LandAmerica Financial Group, Inc., a New York Stock Exchange listed title insurance company. Mr. Bebon has been a Vice President of Lawyers Title Insurance Corporation for more than five years.

         Peter Braverman. Mr. Braverman has been a Vice President of Presidio AGP Corp. since November 1999. Mr. Braverman has served as the Executive Vice President of Winthrop Financial Associates and its affiliates since January 1996. Mr. Braverman also serves as the Executive Vice President of The Newkirk Group. From June 1995 until January 1996, Mr. Braverman was a Vice President of National Property Investors, Inc. and NPI Property Management Corporation.

         Donald W. Coons. Mr. Coons is a director and the President and Chief Executive Officer of The Loyalist Insurance Group, a public company that trades on the Canadian Venture Exchange. Mr. Coons is also the President of Loyalist Insurance Brokers Limited and Loyalist Insurance Managers and a director and the President of Canadian Shortline Insurance Services and The Loyalist Insurance Company. Mr. Coons serves as a director of American Special Risks Limited.

         David T. Hamamoto. Mr. Hamamoto is a co-founder and Co-Chief Executive Officer of NorthStar Capital Investment Corp. Prior to founding NorthStar in 1997, he was a co-head of the Whitehall Funds, a real estate principal investment business at Goldman Sachs & Co., and a partner at Goldman Sachs as well. Mr. Hamamoto is a director of Emeritus Corporation, one of the largest publicly traded owners and operators of assisted living facilities, and of U.S. Franchise Systems, a publicly traded franchising concern.

         Steven B. Kauff. Mr. Kauff has been a Vice President of NorthStar Capital Investment Corp. since July 1999. He is also a Vice President of Presidio Capital Corp. Prior to joining NorthStar Capital Investment Corp., Mr. Kauff was with Arthur Andersen LLP in the Real Estate and Hospitality Services Group from 1996 to 1999, where he specialized in transaction consulting, due diligence and tax products for real estate ventures, including real estate investment trust and partnerships. From 1994 to 1996, Mr. Kauff was with Price Waterhouse LLP in the Real Estate Industry Services Group.

         David G. King, Jr. Mr. King has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997, as well as a Vice President of Presidio Capital Corp. Prior to joining NorthStar Capital Investment Corp., Mr. King was a Senior Vice President of Finance at Olympia & York Companies (USA).

         Dallas Lucas. Mr. Lucas has been a director, Vice President, Treasurer and Chief Financial Officer of NorthStar Capital Investment Corp. since August 1998. He is also a Vice President of Presidio Capital Corp. From 1994 until August 1998, he was the Chief Financial Officer and Senior Vice President of Crescent Real Estate Equities Company. Mr. Lucas is a Certified Public Accountant.

         Robert Martin. Mr. Martin is an Executive Managing Director at Insignia/ESG., Inc., a global commercial real estate brokerage firm, where he has been employed since 1995. Prior to joining Insignia/ESG, Mr. Martin was a managing director at Grubb & Ellis, a commercial real estate brokerage firm.

         W. Edward Scheetz. Mr. Scheetz is Co-Chief Executive Officer of NorthStar Capital Investment Corp., a company he co-founded in July 1997. From 1993 to 1997, Mr. Scheetz was a partner at Apollo Real Estate Advisors, where he was responsible for the investment activities of Apollo Real Estate Investment Funds I and II. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures where he was responsible for that firm's opportunistic real estate investment activities.

         Lara Sweeney. Ms. Sweeney has been a Vice President and Secretary of Presidio AGP Corp. since November 1999. Ms. Sweeney has been a Senior Vice President of Winthrop Financial Associates since 1996. Ms. Sweeney was Director of Investor Relations for National Property Investors, Inc. from 1994 until 1996.

         Carolyn Tiffany. Ms. Tiffany has been a Vice President and Treasurer of Presidio AGP Corp. since November 1999 and has been with Winthrop Financial Associates since January 1993. From 1995 to 1997, she was a Vice President in the asset management and investor relations departments of Winthrop Financial Associates and became Chief Operating Officer of Winthrop Financial Associates in December 1997. Ms. Tiffany is also the Chief Operating Officer of The Newkirk Group.

         There are no family relationships among the current or former directors and officers of the Corporation.

Item 11.       Compensation

(a) Executive Compensation.

         None of our executive officers received compensation from us in 2001. Our executive officers were compensated by Shelbourne Management LLC in their capacities as officers and employees of that company. Please see "Item 1 - Business" and "Item 13 - Certain Relationships and Related Transactions" for a description of those arrangements between us and Shelbourne Management LLC.

(b) Director Compensation.

         Our independent directors, currently Donald W. Coons and Robert Martin, receive $6,667 annually for their services as directors. In addition, solely for their services as members of the Special Committee, which was organized to review and evaluate the fairness of the repurchase by the Corporation of the shares of common stock held by PCIC, Michael Bebon, Donald W. Coons and Robert Martin received a one-time payment of $20,000. All directors are reimbursed for travel expenses and other out-of-pocket expenses incurred in connection with their serving as directors of the Corporation.

Item 12.       Security Ownership Of Certain Beneficial Owners And Management

(a) Security Ownership of Certain Beneficial Owners.

         Except as set forth below, no person or group that is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock at March 26, 2002:


Name of Beneficial Owner      Number of Shares owned           % of Class
--------------------------------------------------------------------------------
HX Investors, L.P (1)                63,072                      7.996%


     (1) The principal business address of HX Investors, L.P. is 100 Jericho Quadrangle, Suite 214, Jericho, New York 11753. The sole general partner of HX Investors LP is Exeter Capital Corporation. Mr. Michael
          L. Ashner is the sole shareholder and director of Exeter Capital.
          Mr. Ashner is principally employed as the Chief Executive Officer of Winthrop Financial Associates, a limited partnership affiliated with the management company that provides all management services for the Corporation.

(b) Security Ownership of Management.

         Except as set forth below, no member of the management of the Corporation is known to be a beneficial holder of its stock.

Name of Beneficial Owner      Number of Shares owned           % of Class
--------------------------------------------------------------------------------
Michael Bebon, Director               1,500                      0.19%

Robert Martin, Director               1,300                      0.16%


     (1) On March 27, 2001, Michael Bebon resigned from his position as director of the Corporation.

(c) Changes in Control.

         There exists no arrangement known to the Corporation the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.       Certain Relationships and Related Transactions

Compensation for Services

         The Predecessor General Partners and certain affiliated entities have, during the year ended December 31, 2001, earned or received compensation or payments for services or reimbursements from us, the Predecessor Partnership, or Presidio subsidiaries as follows:

                                                                                Compensation from us, the
                                                                                Predecessor Partnership or
Name of Recipient                  Capacity in Which Served                        Presidio subsidiaries
--------------------------------------------------------------------------------------------------------------
Resources High Equity Inc.      Predecessor Managing General Partner                   $454,252 (1)

Presidio AGP Corp.              Predecessor Associate General Partner                  $702 (2)

Kestrel Management, L.P.        Property Manager                                       $235,036 (3)

Shelbourne Management LLC       Business Manager                                       $617,611 (4)


(1) $59,444 represents payment for non-accountable expenses of the Predecessor Managing General Partner and $394,808 represents a Partnership Management Fee for managing the affairs of the Predecessor Partnership and the Corporation. Furthermore, under the Predecessor Partnership's Limited Partnership Agreement which was in effect until April 17, 2001, 5% of the Predecessor Partnership's net income and net loss is allocated to the General Partners (0.1% to the Predecessor Associate General Partner and 4.9% to the Predecessor Managing General Partner). Pursuant thereto, for the year ended December 31, 2001, $34,401 of the Predecessor Partnership's net income was allocated to the Predecessor Managing General Partner.

(2) For the year ended December 31, 2001, $702 of the Predecessor Partnership's net income was allocated to the Predecessor Associate General Partner.

(3) This amount was earned pursuant to a management agreement with Kestrel Management, L.P. for performance of certain functions relating to the management of our properties.

(4) This amount was earned pursuant to an advisory agreement with Shelbourne Management LLC for performance of certain functions relating to the management of our business. $140,556 represents reimbursement for expenses and $477,055 represents payment of an asset management fee pursuant to the advisory agreement.

         Recent Developments

         On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (together the "Companies") announced the consummation of a transaction whereby the Companies (i) purchased each of the advisory agreements between the Companies and an affiliate of PCIC and (ii) repurchased all of the shares of capital stock in the Companies held by PCIC. Pursuant to the Transaction, for the Advisory Agreements and the Shares, the Companies paid PCIC an aggregate of $44 million in cash, preferred partnership interests in their respective operating partnerships with a liquidation preference of $2.5 million, and notes with a stated amount of between $54.3 million and $58.3 million, depending upon the timing of the repayment of the notes. For further details concerning this transaction, please see "Item 1. Business - Recent Developments" on page 3 above.

         On March 27, 2001, Michael Bebon resigned from his position as director of the Corporation.

                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)   Financial Statements and Financial Statement Schedules

         (1)   Financial Statements

               Independent Auditor's Report

               Consolidated Balance Sheets as of December 31, 2001 and 2000

               Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

               Consolidated Statements of Equity for the years ended December 31, 2001, 2000 and 1999

               Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

         (2)   Financial Statement Schedules

               III - Real Estate and Accumulated Depreciation

               All other schedules are omitted because they are not applicable or not required.

         (b)   Reports on Form 8-K

               None.

         (c)   Exhibits

         Exhibit
         Number   Description
         ------   -----------
         2.1      Form of Merger Agreement*

         3.1      Amended and Restated Certificate of Incorporation of the
                  Corporation*

         3.2      Amended and Restated Bylaws of the Corporation*

         4.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership*

         4.2      Shareholder Rights Agreement*

         4.3 Amendment of Shareholder Rights Agreement between Shelbourne Properties III, Inc. and American Stock Transfer & Trust Company, as rights agent, dated as of February 14, 2002.**

         4.3 Certificate of Designations, Preferences and Rights of Series A Preferred Stock*

         10.1 Indemnification Agreement between the Corporation and each of its directors and executive officers*

         21.1     Listing of Subsidiaries

         99.1 Purchase and Contribution Agreement, dated as of February 14, 2002, by and among PCIC, certain subsidiaries of PCIC, Northstar Capital Investment Corp., Shelbourne Management, the Companies, the Operating Partnership, Shelbourne Properties I, L.P. and Shelbourne Properties II, L.P.**

         99.2 Secured Promissory Note between the Operating Partnership and Shelbourne Management dated as of February 14, 2002**

         99.3 Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership**

         99.4 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits (Las Vegas, Nevada) dated as of February 14, 2002 among the Operating Partnership, Shelbourne Management and United Title of Nevada as Trustee

         99.5 Mortgage, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits (Livonia, Michigan) dated as of February 14, 2002

         99.6 Security Agreement dated as of February 14, 2002 between the Operating Partnership and Shelbourne Management

         99.7 First Amendment to Security Agreement dated as of March 15, 2002 between the Operating Partnership and Shelbourne Management

         99.8 Negative Covenant and Declaration by Tri-Columbus Associates, as Declarant, to Shelbourne Management, as Beneficiary, dated as of March 15, 2002.


         * incorporated by reference to the Registration Statement of the Corporation on form S-4 filed on February 11, 2000 as amended

         ** incorporated by reference to the Current Report of the Corporation on form 8-K filed on February 14, 2002

         (d) Financial Statements.

             None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SHELBOURNE PROPERTIES III, INC.


Dated:  March 29, 2002            By:   /s/  Dallas Lucas
                                      ---------------------------------------
                                      Name:  Dallas Lucas
                                      Title: Treasurer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  March 29, 2002             By:   /s/  Donald W. Coons
                                       ---------------------------------------
                                       Name:  Donald W. Coons
                                       Title: Director


                                   By:   /s/  Robert Martin
                                       ---------------------------------------
                                       Name:  Robert Martin
                                       Title: Director

                                   By:   /s/  W. Edward Scheetz
                                       ---------------------------------------
                                       Name:  W. Edward Scheetz
                                       Title: Director

                              Annual Report on 10-K
                               Item 8 and 14(a)(2)


                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                             A DELAWARE CORPORATION
                             ----------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                  --------------------------------------------
                                    I N D E X
                                    ---------

Independent Auditors' Report...........................................................F-1

Consolidated Financial Statements, years ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets............................................................F-2

Consolidated Statements of Operations..................................................F-3

Consolidated Statements of Equity......................................................F-4

Consolidated Statements of Cash Flows..................................................F-5

Notes to Consolidated Financial Statements.............................................F-6


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Shelbourne Properties III, Inc.

We have audited the accompanying balance sheets of Shelbourne Properties III, Inc. (formerly High Equity Partners L.P. - Series 88), (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company's and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 25, 2002

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                           December 31,
                                                                            ------------------------------------------
                                                                                  2001             2000
  ASSETS
  ------
  Real estate, net                                                            $40,493,332      $44,633,773
  Real estate held for sale                                                     2,961,146                     -
  Cash and cash equivalents                                                    11,122,456       10,222,394
  Other assets                                                                  1,921,600        1,610,180
  Receivables, net of allowances of $35,245 and $139,900, respectively             42,928           83,415
                                                                              -----------      -----------

  TOTAL ASSETS                                                                $56,541,462      $56,549,762
                                                                              ===========      ===========


  LIABILITIES AND EQUITY
  ----------------------
  Accounts payable and accrued expenses                                       $   816,904       $  821,472
  Due to affiliates                                                                     -          335,041
                                                                              -----------      -----------
  Total liabilities                                                               816,904        1,156,513
                                                                              -----------      -----------

  COMMITMENTS AND CONTINGENCIES (Note 6 & 7)

  EQUITY:

  Common stock:
     $.01 par value per share; authorized 2,500,000 shares;
      issued and outstanding 1,173,998 shares                                      11,739                -
  Additional capital                                                           56,083,569                -
  Retained earnings                                                              (370,750)               -

  Limited partners' equity (371,766 units
      issued and outstanding)                                                           -       52,623,568
  General partners' equity                                                              -        2,769,681
                                                                              -----------      -----------
  Total equity                                                                 55,724,558       55,393,249
                                                                              -----------      -----------
  TOTAL LIABILITIES AND EQUITY                                                $56,541,462      $56,549,762
                                                                              ===========      ===========


                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                       For the Years Ended December 31,
                                                        -------------------------------------------------------------
                                                            2001                 2000                   1999
                                                            ----                 ----                   ----
Rental Revenue                                           $8,065,011           $7,640,794             $7,625,731
                                                         ----------           ----------             ----------

Costs and Expenses:
         Operating expenses                               2,053,034            1,953,141              2,306,635
         Depreciation and amortization                    1,663,483            1,593,250              1,609,183
         Asset management fee                               871,863              803,487                719,411
         Administrative expenses                          1,180,430              992,930              1,227,851
         Property management fee                            235,036              230,075                231,040
                                                          ---------           ----------              ---------
                                                          6,003,846            5,572,883              6,094,120
                                                          ---------           ----------              ---------

Income before interest and other income                   2,061,165            2,067,911              1,531,611

         Interest income                                    417,638              434,191                270,439
         Other income                                        47,882               35,139                 93,106
                                                          ---------           ----------              ---------

Net income                                               $2,526,685           $2,537,241             $1,895,156
                                                         ==========           ==========             ==========

Earnings per share - Basic and Diluted

Net income per common share                                $   2.15             $   2.16               $   1.61
                                                         ==========           ==========             ==========

Weighted average common shares                            1,173,998            1,173,998              1,173,998
                                                         ==========           ==========             ==========



                 See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                        CONSOLIDATED STATEMENTS OF EQUITY
                        ---------------------------------

                                          Partners' Equity                   Shareholders' Equity
                                      ---------------------------------------------------------------------------------------
                                         General      Limited Partners    Common      Additional     Retained
                                         Partners                         Stock        Capital       Earnings      Total
Balance, January 1, 1999                $ 2,647,851   $   50,308,799   $      -    $         -   $        -      $52,956,650

Net income                                   94,758        1,800,398          -              -            -        1,895,156

Distributions ($1.70 per share)             (99,790)      (1,896,008)                                             (1,995,798)
                                      -------------     ------------   --------     ----------   -----------     ------------
Balance, December 31, 1999                2,642,819       50,213,189          -              -            -       52,856,008

Net income                                  126,862        2,410,379          -              -            -        2,537,241
                                      -------------     ------------   --------     ----------   -----------     ------------
Balance, December 31, 2000                2,769,681       52,623,568          -              -            -       55,393,249

Net income through April 17, 2001            35,103          666,956          -              -            -          702,059

Conversion of Partnership to REIT        (2,804,784)     (53,290,524)    11,739     56,083,569            -                -

Net income after conversion                       -                -          -              -    1,824,626        1,824,626

Distributions ($1.87 per share)                   -                -          -              -   (2,195,376)      (2,195,376)
                                      -------------     ------------   --------     ----------   -----------     ------------
Balance, December 31, 2001            $           -     $          -   $ 11,739    $56,083,569   $ (370,750)     $55,724,558
                                      =============     ============   ========    ===========   ===========     ============


                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                        For the Years Ended December 31,
                                                              ---------------------------------------------
                                                                  2001            2000           1999
                                                                  ----            ----           ----
  CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                   $2,526,685      $2,537,241     $1,895,156
  Adjustments to reconcile net income
    to net cash provided by operating activities:
           Depreciation and amortization                        1,663,483       1,593,250      1,609,183
           Straight line adjustment for stepped
              lease rentals                                      (77,601)       (105,049)      (254,000)
  Changes in assets and liabilities:
           Accounts payable and accrued expenses                  (4,568)        (61,992)         93,553
           Receivables                                             40,487         254,683      (196,042)
           Due to affiliates                                    (335,041)       (113,189)        105,208
           Other assets                                         (436,063)       (215,169)      (293,245)
                                                              -----------   -------------    -----------
  Net cash provided by operating activities                     3,377,382       3,889,775      2,959,813
                                                              -----------   -------------    -----------
  CASH FLOWS FROM INVESTING ACTIVITIES

                 Improvements to real estate                    (281,944)       (100,911)       (53,284)
                                                              -----------   -------------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES

                 Distributions                                (2,195,376)              --    (2,993,697)
                                                              -----------   -------------    -----------
  Increase (Decrease) in Cash and Cash Equivalents                900,062       3,788,864       (87,168)

  Cash and Cash Equivalents, Beginning of Year                 10,222,394       6,433,530      6,520,698
                                                              -----------   -------------    -----------

  Cash and Cash Equivalents, End of Year                      $11,122,456     $10,222,394    $ 6,433,530
                                                              ===========   =============    ===========



                 See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION
     ------------
     High Equity Partners L.P. - Series 88 (the "Predecessor Partnership"), a limited partnership, was formed on February 24, 1987 under the Uniform Limited Partnership Laws of the State of Delaware, for the purpose of investing in, holding and operating income-producing real estate was converted to a Real Estate Investment Trust ("REIT") on April 17, 2001 named Shelbourne Properties III, Inc. ("Shelbourne" or the "Corporation") by merging with Shelbourne Properties III LP, a Delaware limited partnership, that would be the operating partnership of the REIT. Shelbourne began the year invested in one office building, three shopping centers, four retail stores (supermarkets) and three industrial warehouses. Subsequently in 2002 two of the supermarkets were sold. Edina, Minnesota was sold on January 6, 2002 and Toledo, Ohio was sold on January 30, 2002. Neither of the sold properties or any of the remaining properties were encumbered by debt as of December 31, 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     Basis of Presentation
     ---------------------
     The consolidated financial statements include the accounts of Shelbourne Properties III, Inc. and its wholly owned subsidiaries, Shelbourne Properties III, L.P. and Shelbourne Properties III GP, LLC. Intercompany accounts and transactions have been eliminated in consolidation.

     Financial Statements
     --------------------
     The financial statements are prepared on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents
     -------------------------
     Shelbourne considers all short-term investments, which have maturities of three months or less from the date of issuance, to be cash equivalents.

     Revenue Recognition
     -------------------
     Base rents are recognized on a straight-line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Task Force's consensus on Issues 98-9, "Accounting for Contingent Rent in Interim Financial Periods," Shelbourne defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable costs are incurred.

     Investments in Joint Ventures
     -----------------------------
     Certain properties were purchased in joint venture ownership with an affiliated REIT. Shelbourne owns an undivided interest and is severally liable for indebtedness it incurs in connection with its ownership interest in those properties. Therefore, Shelbourne's financial statements present the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the REIT's percentage of ownership.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------------------
     Real Estate
     -----------
     Real estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacements and betterments are capitalized. Shelbourne evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying amount of a property may not be recoverable, Shelbourne prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

     If the sum of the expected undiscounted future cash flows is less than the carrying amount of the property, Shelbourne recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

     Impairment write-downs recorded by Predecessor Partnership do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

     Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. Shelbourne may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

     Depreciation and Amortization
     -----------------------------
     Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of properties represents the initial cost of the properties to Shelbourne plus acquisition and closing costs less impairment adjustments. Tenant improvements and leasing costs are amortized over the applicable lease term.

     Income Taxes
     ------------
     Shelbourne is operating with the intention of qualifying as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which distributes 90% of its taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Shelbourne distributed to its shareholders an amount greater than its taxable income therefore no provision for Federal income taxes is required.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------------------
     For federal income tax purpose, the cash dividends distributed to shareholders are characterized as follows:

                                                           2001
                                                           ----
            --------------------------------------------------------------------
            Ordinary Income                                                  80%
            Return of Capital                                                20%
                                            ------------------------------------
                        Total:                                              100%
                                            ====================================


     Prior to conversion, no provision has been made for federal, state and local income taxes since they are the personal responsibility of the partners. A final tax return and K-1s were issued for the short tax year ending April 17, 2001.

     Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of rental income and depreciation. As a result of these differences, and the impairment of long-lived assets and the initial write off of organization costs for book purposes, the tax basis of Shelbourne's net assets exceeds its book value by $24,447,813 and $25,579,963 at December 31, 2001 and 2000, respectively.

     Amounts Per Share
     -----------------
     Basic earnings per share is computed based on average shares outstanding. The number of limited partnership interest units outstanding prior to the conversion have been restated to reflect effects of the conversion.

     Distributions Per Share
     -----------------------
     On December 7, 2001 the Board of Directors declared a dividend of $1.87 per share. The distribution was subsequently paid on December 21, 2001 to all shareholders of record as of December 17, 2001.

     Net Income and Distributions per Unit of Limited Partnership Interest
     ---------------------------------------------------------------------
     Prior to Conversion
     -------------------
     Prior to the conversion, net income and distributions per unit of limited partnership interest were calculated based upon the number of limited partnership units outstanding (371,766) for each of the years ended December 31, 2000, and 1999. No distributions were paid in 2000.

     Recently Issued Accounting Standards
     ------------------------------------
     Effective January 1, 2001 Shelbourne adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Because Shelbourne does not currently utilize derivatives or engage in hedging activities, this standard did not have a material effect on Shelbourne's financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. There was no effect from this statement on Shelbourne's financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------
         intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect Shelbourne's financial statements.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. Shelbourne does not expect that this statement will have a material effect on Shelbourne's financial statements.


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
         -----------------------------------------------------------
         Due to the conversion of the Predecessor Partnership into a REIT (as described in Note 1 above) on April 17, 2001, the nature of the relevant conflicts of interest and related party transactions changed during the fiscal year ended December 31, 2001. In addition, the stock repurchase described at Note 7 again affected the relevant conflicts of interest and changed the nature of some related party transactions. This Note 3 is divided into two sections: (A) Prior to April 17, 2001 and (B) April 17, 2001 to December 31, 2001.

                  A.   Prior to April 17, 2001

         Until April 17, 2001, the General Partners of the Predecessor Partnership were entitled to receive certain fees and reimbursement for expenses as permitted under the terms of the Predecessor Partnership's partnership agreement. The Managing General Partner of the Predecessor Partnership, Resources High Equity Inc., is a wholly owned subsidiary of Presidio Capital Corp. ("Presidio"). Presidio AGP Corp., which is also a wholly owned subsidiary of Presidio, is the Associate General Partner (together with the Managing General Partner, the "Predecessor General Partners").

         Affiliates of the Predecessor General Partners were engaged in businesses related to the acquisition and operation of real estate.

         Presidio is the parent of other corporations that are or may in the future be engaged in business that may be in competition with Shelbourne. Accordingly, conflicts of interest may have arisen between the Predecessor Partnership and such other businesses. Subject to the rights of the Limited Partners under the Limited Partnership Agreement (the "Agreement"), Presidio controlled the Predecessor Partnership through its indirect ownership of all the shares of the Predecessor General Partners. Effective July 31, 1998, Presidio was indirectly controlled by NorthStar Capital Investment Corp., a Maryland Corporation.

         Effective as of August 28, 1997, Presidio had a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar Capital Investment Corp., pursuant to which NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the years ended December 31, 2001, 2000 and 1999, reimbursable expenses incurred by NorthStar Presidio, which is related to the Predecessor Partnership amounted to approximately $0, $0 and $56,018 respectively. Effective October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Predecessor Partnership and other entities affiliated with the Predecessor Partnership.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (Continued)
         -----------------------------------------------------------------------
         As a result of this agreement, the Agent had the duty to direct the day-to-day affairs of the Predecessor Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Predecessor Partnership's assets, preparation of all reports, maintaining records and maintaining bank accounts of the Predecessor Partnership. The Agent was not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Predecessor Partnership to sell or acquire an asset or file for bankruptcy protection.

         In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the Predecessor General Partner resigned and nominees of the Agent were elected as the officers and directors of the Predecessor Partnership (and subsequently of Shelbourne). The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets.

         The fees payable to the Predecessor General Partners prior to April 17, 2001 and to Shelbourne Management from and after April 17, 2001 consist of (i) a maximum non-accountable expense reimbursement of $150,000 per year, (ii) an annual management fee of 1.25% of the Gross Asset Value of the Partnership/Company (as defined), (iii) property management fees of up to 6% of property revenues, and (iv) reimbursement of expenses incurred in connection with the performance of its services. Gross Asset Value is the gross asset value of all assets owned by the Operating Partnership based on the latest appraisal of real estate assets by an independent appraiser of national reputation selected by the advisor and the amount of other assets as reflected on the balance sheet. Since the asset management fee was based on gross assets, the amount payable to Shelbourne Management increased to the extent Shelbourne acquired new investments, whether for cash, or by causing Shelbourne to incur indebtedness or otherwise.

         Prior to the merger in April 2001, the Predecessor Partnership had a property management services agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions relating to the management of the properties of the Partnership. Portions of the property management fees were paid to unaffiliated management companies, which were engaged for the purpose of performing the management functions for certain properties. Effective October 2000, Kestrel Management L.P. ("Kestrel"), and affiliate of the Agent began performing all property management services directly for the Predecessor Partnership. For the years ended December 31, 2000, and 1999, Resources Supervisory was entitled to receive an aggregate of $165,338, and $231,048 respectively, of which $99,189 was received by Kestrel in 2000 and $66,149, and $115,352 was paid to unaffiliated management companies, respectively. From October 1, 2000 through December 31, 2000 Kestrel received $64,737. For the year ended December 31, 2001 Kestrel received $235,036.

         For the administration of the Predecessor Partnership the Managing General Partner was entitled to receive non-accountable reimbursement of expenses of a maximum of $200,000 per year.

         Pursuant to the amendment to the Agreement, which became effective on August 20, 1999, the annual partnership management fee for 1999 was reduced to $719,411. Further, the Agreement was amended (for the year 2000 and beyond) so that the partnership management fee will be calculated equal to 1.25% of the Gross Asset Value of the Partnership. For the years ended December 31, 2000, and 1999 the Managing General Partner earned $803,487, and $719,411 respectively.

         Prior to the conversion, the General Partners were allocated 5% of the net income of the Predecessor Partnership that amounted to $126,862 and $94,758 in 2000 and 1999, respectively. The General Partners were also entitled to receive 5% of distributions that amounted to $39,581 in 1999. There were no distributions were paid in 2000.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (Continued)
         -----------------------------------------------------------------------
         In connection with a tender offer for units of the Predecessor Partnership made March 12, 1998 (the "Offer") by Olympia Investors, L.P., a Delaware limited partnership controlled by Carl Ichan ("Olympia"), Olympia and Presidio entered into an agreement dated March 6, 1998 (the "Olympia Agreement"). Subsequent to the expiration of the offer, Olympia announced that it had accepted for payment 14,955 units properly tendered pursuant to the Offer. Pursuant to the Olympia Agreement, Presidio purchased 50% of the units owned by Olympia as a result of the Offer, or 7,478 units, for $132.26 per unit. Presidio may be deemed to beneficially own the remaining units owned by Olympia as a consequence of the Olympia Agreement

         Subsequent to the expiration of the tender offer described above, Millennium Funding IV Corp. purchased 12,396 limited partnership units from August 1998 through February 1999. The total of these purchases and the units purchased from Olympia (as described above) represents approximately 18.1% of the outstanding limited partnership units of the Predecessor Partnership.

         As required by the settlement (see Note 6), an affiliate of the Predecessor General Partners, Millennium Funding IV, LLC, made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 per Unit. The offer closed in January 2000 and all 25,034 Units were acquired in the offer.

                  B.   April 17, 2001 to December 31, 2001

         On April 17, 2001, further to the settlement of litigation described in
         Note 6, the Predecessor Partnership was converted to a REIT as described in Note 1.

         Effective April 17, 2001, Shelbourne entered into a contract with Shelbourne Management, LLC ("Shelbourne Management"), which contract has a term of 10 years, pursuant to which Shelbourne Management agreed to provide Shelbourne with all management, advisory and property management services. Shelbourne Management is owned by Presidio Capital Investment Company, LLC ("PCIC"), an entity controlled and principally owned by affiliates of former senior management of the Corporation. For providing these services, Shelbourne Management was to receive (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of Shelbourne as of the last day of each year, (2) property management fees of up to 6% of property revenues, (3) $150,000 for non-accountable expenses and (4) reimbursement of expenses incurred in connection with the performance of its services. This agreement was terminated on February 14, 2002 as part of the transaction described in
         Note 7 below.

         Subsequent to the conversion, all Partnership units owned were converted to common stock at three shares for 1 partnership unit. Affiliates of the Predecessor General Partner of the Partnership owned 385,220 shares and received a distribution in the amount of $720,373 in 2001.

         In August 2001, the nominees of the Agent resigned as officers and directors of Shelbourne, and certain officers of Presidio were elected as officers of Shelbourne, though the Agent continued to provide services to Shelbourne.

         The following table summarizes the amounts paid to the Predecessor General Partners and Shelbourne Management on account of such fees for the twelve-month periods ended December 31, 2001, December 31, 2000 and 1999.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (Continued)
         -----------------------------------------------------------------------

                                                                    Twelve Months Ended
                                                                    -------------------
                                              December 31, 2001           December 31, 2000     December 31, 1999
                                              -----------------           -----------------     -----------------
                                         Predecessor
                                         General          Shelbourne
                                         -------          ----------       Predecessor           Predecessor
                                         Partners         Management       General Partners      General Partners
                                         --------         ----------       ----------------      ----------------
         Expense                         $ 59,444          $140,556            $200,000              $200,000
         Reimbursement
         Asset Management Fee            $394,808          $477,055            $803,487              $719,411

4.       REAL ESTATE
         -----------
         The following table is a summary of Shelbourne's real estate as of:

                                                         December 31,
                                             -----------------------------------
                                                  2001                 2000
                                             ----------------     --------------
         Land                                   $ 8,040,238          $ 8,040,238
         Buildings and Improvements              50,134,222           53,985,169
                                             ----------------     --------------
                                                 58,174,460           62,025,407

         Less: Accumulated depreciation        (17,681,128)         (17,391,634)

                                             $   40,493,332         $ 44,633,773
                                             ==============      ===============

         As of December 31, 2001, two properties were being held for sale. The supermarkets in Edina, Minnesota and the Toledo, Ohio have been subsequently sold in January 2002 for $3,500,000 and $3,600,000 respectively. The Edina sale resulted in a generally accepted accounting principles (GAAP) gain on sale of $635,150. Toledo's sale however resulted in a loss on sale of $185,790.

         During 2001, revenues at the Tri-Columbus, Sunrise, Livonia, and 568 Broadway properties represented 27%, 25%, 18% and 24% of gross revenues, respectively. During 2000, revenues at the Tri-Columbus, Sunrise, Livonia, and 568 Broadway properties represented 25%, 26, 19% and 23% of gross revenues, respectively. During 1999, revenues at the Tri-Columbus, Sunrise, Livonia, and 568 Broadway properties represented 22%, 25%, 19% and 23% of gross revenues, respectively. No single tenant accounted for more than 10% of Shelbourne's rental revenues.

         The following is summary of Shelbourne's share of anticipated future receipts under noncancellable leases:


                       2002          2003           2004          2005          2006        Thereafter           Total
                   ----------------------------------------------------------------------------------------------------
         Total:    $ 7,018,409   $ 6,320,343   $ 5,414,065    $ 4,910,597   $ 4,114,353    $12,123,929      $39,901,694
                   ===========   ===========   ===========    ===========   ===========    ===========      ===========


                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       REAL ESTATE (Continued)
         -----------------------
         Shelbourne recorded substantial write-downs for impairment prior to 1996. No write-downs were required for 2001, 2000 or 1999. The table below summarizes write-downs recorded on the properties:

                   Property
                   --------
                   568 Broadway                                 $ 6,157,700
                   Sunrise                                        8,500,000
                   Livonia Plaza                                  2,100,000
                   Melrose-Phase II                               2,881,000
                                                                -----------
                                                                $19,638,700

5.       DUE TO AFFILIATES
         -----------------
                                                               December 31,
                                                          ----------------------
                                                            2001         2000
                                                            ----         ----

         Predecessor Partnership asset management fee     $    -       $ 285,041
         Predecessor Partnership administration fee            -          50,000
                                                          -------      ---------
                                                          $    -       $ 335,041
                                                          =======      =========

6.       SETTLEMENT OF LAWSUIT
         ---------------------
         In April 1999, the California Superior Court approved the terms of the settlement of a class action and derivative litigation involving the Predecessor Partnership. Under the terms of the settlement, the former General Partners agreed to take the actions described below subject to first obtaining the consent of limited partners to amendments to the Agreement of Limited Partnership of the Predecessor Partnership summarized below. The settlement became effective in August 1999 following approval of the amendments. As amended, the Partnership Agreement (a) provided for a Partnership Asset Management Fee equal to 1.25% of the gross asset value of the Predecessor Partnership and a fixed 1999 Partnership Asset Management Fee of $719,411 or $160,993 less than the amount that would have been paid for 1999 under the prior formula and (b) fixed the amount that the Predecessor General Partners would liable to pay to limited partners upon liquidation of the Predecessor Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As amended, the Partnership Agreement provided that, upon a reorganization of the Predecessor Partnership into a real estate investment trust or other public entity, the Predecessor General Partners will have no further liability to pay the Fee Give-Back Amount.

         As required by the settlement, as discussed above, Millennium Funding IV LLC made a tender offer to limited partners to acquire up to 25,034 Units (representing approximately 6.7% of the outstanding Units) at a price of $113.15 Unit. The offer closed in January 2000, and all 25,034 Units were acquired in the offer. On a post-conversion basis, the tender offer was for the equivalent of 75,012 Shares at a price of $37.71 per share.

         The final requirement of the settlement obligated the Predecessor General Partners to use their best efforts to reorganize the partnership into a real estate investment trust or other entity whose shares were listed on a national securities exchange or on the NASDAQ National Market System. A Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000 with respect to the restructuring of the Predecessor Partnership into a publicly-traded real estate investment trust. On or about February 15, 2001, a prospectus/consent solicitation statement was mailed to the limited partners of the Predecessor Partnership seeking their consent to the reorganization of the Predecessor Partnership into a real estate investment trust.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       SETTLEMENT OF LAWSUIT (Continued)
         ---------------------------------
         The consent of limited partners was sought to approve the conversion of the Predecessor Partnership into a publicly-traded real estate investment trust called Shelbourne Properties III, Inc. ("Shelbourne").

         The consent solicitation period expired on April 16, 2001, and holders of a majority of the Units approved the conversion.

         On April 17, 2001 the conversion was accomplished by merging the Predecessor Partnership into the Operating Partnership. Pursuant to the merger, each limited partner received three shares of stock in the Corporation for each unit they owned, and the general partners received an aggregate of 58,701 shares of stock in the Corporation in exchange for their general partner interests. The common stock of the Corporation is listed on the American Stock Exchange under the symbol HXF.

7.       SUBSEQUENT EVENTS
         -----------------
         On February 14, 2002, Shelbourne, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (together the "Companies") announced the consummation of a transaction (the "Transaction") whereby the Companies
         (i) purchased each of the advisory agreements (the "Advisory Agreements") between the Companies and an affiliate of PCIC and (ii) repurchased all of the shares of capital stock in the Companies held by PCIC (the "Shares").

         Pursuant to the Transaction, Shelbourne paid PCIC $11,830,337 in cash and its operating partnership, Shelbourne Properties I LP issued preferred partnership interests with an aggregate liquidation preference of $672,178 and issued a note with an aggregate stated amount of $15,665,421.

         The Transaction was unanimously approved by the Boards of Directors of each of the Companies after recommendation by their respective Special Committees comprised of the Companies' three independent directors.

         Houlihan Lokey Howard & Zukin Capital served as financial advisor to the Special Committees of the Companies and rendered a fairness opinion to the Special Committees with respect to the Transaction.

         On February 22, 2002, Carl Icahn and Longacre Corp. brought a derivative shareholder suit in the New York State Supreme Court against NorthStar Capital Investment Corp., PCIC, Shelbourne Management, Peter W. Ahl, David Hamamoto, David G. King, Jr., Dallas
         E. Lucas, W. Edward Scheetz, Michael T. Bebon, Donald W. Coons and Robert Martin, and nominal defendants the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. for, inter alia, breach of fiduciary duties relating to the approval of the stock repurchase transaction between the Corporation and NorthStar Capital Investment Corp. described in "Item 1. Business" under the heading "Recent Developments." On March 4, 2002, Icahn and Longacre brought a motion for expedited discovery, reversal of priority of discovery and injunctive relief by Order to Show Cause. Thereafter, the defendants moved to dismiss the case for, among other reasons, the failure to make a demand on the Board of Directors prior to commencing the action. At a hearing held on March 11, the court authorized limited discovery in connection with defendant's motion to dismiss. The court also scheduled a hearing for April 29, 2002 on defendant's motion to dismiss.

         In addition, two shareholder derivative actions have been filed in Delaware against the same defendants. Those actions have now been consolidated, and defendants have moved to dismiss the consolidated action.

         With respect to the allegations in the lawsuits, we believed at the time the Special Committee approved the transaction, and we continue to believe, that the stock repurchase was fair and reasonable and in the best interests of the Corporation and its shareholders.

         On March 27, 2002, Michael Bebon resigned from the Board of Directors.

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       QUARTERLY DATA
         --------------
         The following table presents the unaudited financial data by quarter for the years ended December 31, 2001 and December 30, 2000:

                    ---------------------------------------------------------------------------------------------------
                        2001        2001        2001         2001        2000        2000        2000         2000
                      4th Qtr      3rd Qtr     2nd Qtr     1st Qtr      4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                    ---------------------------------------------------------------------------------------------------

 Rental Revenues      $2,128,523  $2,049,343  $1,837,133   $2,050,012  $2,042,371  $1,816,723  $1,726,534   $2,055,166
                    ---------------------------------------------------------------------------------------------------
  Operating
  Expenses                                                    446,814                                          461,616
                         597,237     551,141     457,842                  704,724     346,730     440,071
  Depreciation &
  Amortization                                                408,231                                          387,513
                         417,155     422,793     415,304                  413,550     409,030     383,157
  Asset
  Management Fee                                              215,360                                          167,420
                         221,760     217,938     216,805                  285,232     183,415     167,420
  Administrative
  Expenses
                         339,787      97,839     258,863      483,941     216,039     210,132     311,653      255,106
  Property
  management fee
                          63,609      61,063      56,164       54,200      64,737      65,440      37,909       61,989
                    ---------------------------------------------------------------------------------------------------
                       1,639,548   1,350,774   1,404,978    1,608,546   1,684,282   1,214,747   1,340,210    1,333,644
                    ---------------------------------------------------------------------------------------------------
Income Before
Interest and Other
Income                   488,975     698,569     432,155       441,466     358,089     601,976     386,324     721,522

  Interest Income         78,243      86,569     110,715       142,111     143,831     117,206      96,002      77,152

  Other Income               (52)      5,200      33,034         9,700      10,189      16,750       8,200           -
                    ---------------------------------------------------------------------------------------------------

Net Income               $567,166    $790,338    $575,904     $593,277    $512,109    $735,932    $490,526    $798,674
                    ===================================================================================================

Net Income Per
Common Share                $0.48       $0.67       $0.49        $0.51       $0.44       $0.63       $0.42       $0.68
                    ===================================================================================================
Weighted Average
Common Shares           1,173,998   1,173,998   1,173,998    1,173,998   1,173,998   1,173,998   1,173,998   1,173,998
                    ===================================================================================================


                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             ADDITIONAL INFORMATION

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

Additional financial information furnished pursuant to the requirements of Form 10-K:

Schedules - December 31, 2001, 2000 and 1999

         Schedule III - Real estate and accumulated depreciation             S-1

         Note to Schedule III - Real estate and accumulated depreciation     S-2

SHELBOURNE PROPERTIES III, INC

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

-------------------------------------------------------------------------------------------------------------
                                                                                                Reductions
                                                                                                 Recorded
                                                                                                Subsequent
                                                                          Costs Capitalized         to
                                                   Initial Cost       Subsequent to Acquisition Acquisition
                                             ------------------------ ------------------------- -------------
                                                           Buildings
                                                              And                   Carrying
         Description            Encumbrances    Land      Improvement  Improvements   Costs      Write-downs
------------------------------- ------------ ----------- ------------- ------------ ---------   -------------
RETAIL:

 Melrose II        Melrose   IL   $  --      $ 1,375,000  $ 4,000,640     $ 97,509  $     ---   $ (2,881,000)
 Shopping Center   Park

 Sunrise           Las Vegas NV      --        3,024,968   13,469,031    1,883,137  1,342,536     (8,500,000)
 Marketplace

 SuperValu         Various   --      --        1,787,620    6,881,999          ---    708,358             ---
 Stores (1)

 Livonia Plaza     Livonia   MI      --        1,518,638    9,328,777    1,274,341    880,080     (2,100,000)
                                ------------ ----------- ------------- ------------ ---------   -------------
                                     --        7,706,226   33,680,447    3,254,987  2,930,974    (13,481,000)
OFFICE:

 568 Broadway      New York  NY      --        1,429,284    6,091,266    3,048,432    813,953     (6,157,700)
 Office Building

INDUSTRIAL:

 TMR Warehouses    Various   OH      --        1,355,621   19,694,413      223,169  1,717,279             ---
                                ------------ ----------- ------------- ------------ ---------   -------------

                                $    --     $ 10,491,131  $59,466,126   $6,256,588 $5,462,206   $(19,638,700)


                       Gross Amount at which Carried
                           at Close of Period
                   ------------------------------------
                                 Buildings
                                    And                   Accumulated     Date
                      Land     Improvements     Total    Depreciation   Acquired
                   ----------  ------------- ----------- ------------   --------
RETAIL:

 Melrose II         $ 638,742   $ 1,953,407  $ 2,592,149 $    596,743      1989
 Shopping Center

 Sunrise            1,811,849     9,407,773   11,219,622    3,879,951      1989
 Marketplace

 SuperValu          1,935,936     7,442,041    9,377,977    2,392,480      1989
 Stores (1)
                    1,536,441     9,365,445   10,901,886    3,087,847      1989
 Livonia Plaza     ----------  ------------  ----------- ------------ ----------
                    5,922,968    28,168,666   34,091,634    9,957,021


OFFICE:

 568 Broadway         651,057     4,574,178    5,225,235   1,991,808       1986
 Office Building

INDUSTRIAL:

 TMR Warehouses     1,466,213    21,524,269   22,990,482    6,904,044      1988
                   ---------- -------------  ----------- ------------ ----------

                   $8,040,238 $  54,267,113  $62,307,351 $ 18,852,873




   (1)  SuperValu stores are reported as real estate held for sale.

   Note: The aggregate cost for Federal income tax purposes is $78,401,334 at December 31, 2001.

SHELBOURNE PROPERTIES III, INC.

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001
--------------------------------------------------------------------------------

(A) RECONCILIATION OF REAL ESTATE OWNED:

                                                                            For the Years Ended December 31,
                                                              ------------------- -- ----------------- -- -----------------
                                                                     2001                  2000                 1999
                                                              -------------------    -----------------    -----------------
    BALANCE AT BEGINNING OF YEAR                                     $62,025,407          $61,924,496          $61,871,212

    ADDITIONS DURING THE YEAR
        Improvements to Real Estate                                      281,944              100,911               53,284
                                                              -------------------    -----------------    -----------------
    BALANCE AT END OF YEAR (1)                                       $62,307,351          $62,025,407          $61,924,496
                                                              ===================    =================    =================

    (1) INCLUDES THE INITIAL COST OF THE PROPERTIES PLUS ACQUISITION AND CLOSING COSTS.



(B) RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                                            For the Years Ended December 31,
                                                              ------------------- -- ----------------- -- -----------------
                                                                     2001                  2000                 1999
                                                              -------------------    -----------------    -----------------
     BALANCE AT BEGINNING OF YEAR                                    $17,391,634          $15,963,186          $14,549,818

     ADDITIONS DURING THE YEAR
        Depreciation expense(1)                                        1,461,239            1,428,448            1,413,368
                                                              -------------------    -----------------    -----------------

     BALANCE AT END OF YEAR                                          $18,852,873          $17,391,634          $15,963,186
                                                              ===================    =================    =================


    (1) DEPRECIATION IS PROVIDED ON BUILDINGS USING THE STRAIGHT-LINE
        METHOD OVER THE USEFUL LIFE OF THE PROPERTY, WHICH IS ESTIMATED TO BE 40 YEARS AND ON TENANT IMPROVEMENTS OVER THE ESTIMATED TERM OF THE RELATED LEASE.