Form 10-Q
period 2002-03-31
SHELBOURNE PROPERTIES III INC
filed 2002-05-15
CIK 1106038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

---
 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                 (617) 570-4600
              (Registrant's telephone number, including area code)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                                        No
               -------                                        -------

As of May 13, 2002, there were 788,772 shares of common stock outstanding.

                         SHELBOURNE PROPERTIES III, INC.
                           FORM 10-Q - MARCH 31, 2002

The financial information contained in this Form 10-Q for the periods prior to April 17, 2001 are those of Shelbourne Properties III, Inc.'s predecessor in interest, High Equity Partners L.P. - Series 88 (the "Predecessor Partnership"). On April 17, 2001, the Predecessor Partnership was merged with and into Shelbourne Properties III, L.P., a limited partnership wholly owned, directly and indirectly, by Shelbourne Properties III, Inc.

                                      INDEX


Part I.  Financial Information:                                                                        Page
                                                                                                       ----
Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001................        3

     Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 2002 and 2001.............................................        4

     Condensed Consolidated Statements of Equity -
          Three Months Ended March 31, 2002......................................................        5

     Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2002 and 2001.............................................        6

     Notes to Condensed Consolidated Financial Statements........................................        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................................       13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................       17


Part II. Other Information:

Item 1.       Legal Proceedings..................................................................       18

Item 6.       Exhibits and Reports on Form 8-K...................................................       18

Signatures.......................................................................................       19

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10-Q - MARCH 31,2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         [unaudited]
                                                                       March 31, 2002            December 31, 2001
                                                                   ----------------------     ----------------------
ASSETS

Real estate, net                                                            $ 40,207,113               $  40,493,332
Real estate held for sale                                                              -                   2,961,146
Cash and cash equivalents                                                      2,869,026                  11,122,456
Other assets                                                                   1,997,078                   1,921,600
Receivables, net of allowances of
    $96,495 and $35,245, respectively                                             29,679                      42,928
                                                                   ----------------------     ----------------------

TOTAL ASSETS                                                                $ 45,102,896               $  56,541,462
                                                                   ======================     ======================

LIABILITIES AND EQUITY

Accounts payable and accrued expenses                                        $   589,803                $    816,904
Accrued interest                                                                  84,594                           -
Note payable                                                                  14,589,936                           -
                                                                   ----------------------     ----------------------

Total Liabilities                                                             15,264,333                     816,904
                                                                   ----------------------     ----------------------


Commitments and Contingencies (See Note 6)

CLASS A 5% PREFERRED PARTNERSHIP INTERESTS, AT LIQUIDATION VALUE                 672,178                           -
                                                                   ----------------------     ----------------------


EQUITY

Common stock:
   $.01 par value share; authorized 2,500,000 shares;
   issued 1,173,998 shares; outstanding 788,772 and
   1,173,998, respectively                                                        11,739                      11,739
Additional capital                                                            56,083,569                  56,083,569
Treasury stock, at cost                                                     (11,830,337)                           -

Retained earnings                                                           (15,098,586)                   (370,750)
                                                                   ----------------------     ----------------------

Total Equity                                                                  29,166,385                  55,724,558
                                                                   ----------------------     ----------------------

TOTAL LIABILITIES AND EQUITY                                                $ 45,102,896               $  56,541,462
                                                                   ======================     ======================

                       See notes to financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                           FORM 10-Q - MARCH 31, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [unaudited]

                                                                       For the Three Months Ended
                                                                                March 31,
                                                              ----------------------------------------------
                                                                      2002                      2001
                                                              ----------------------      ------------------


Rental Revenues                                                         $ 1,958,960              $2,050,012
                                                              ----------------------      ------------------

Costs and Expenses

     Operating expenses                                                     523,681                 446,814
     Depreciation and amortization                                          406,031                 408,231
     Asset management fee                                                   105,863                 215,360
     Transition management fees                                              41,650                       -
     Purchase of advisory agreements                                     15,262,114                       -
     Administrative expenses                                                694,957                 483,941
     Property management fee                                                 57,639                  54,200
                                                              ----------------------      ------------------

                                                                         17,091,935               1,608,546
                                                              ----------------------      ------------------

(Loss) income before interest and other income and
   net gain on sales of real estate                                    (15,132,957)                 441,466

     Interest expense                                                      (84,594)                       -
     Interest income                                                         31,222                 142,111
     Other income                                                                 -                   9,700
     Net gain on sales of real estate                                       462,712                       -
                                                              ----------------------      ------------------

Net (loss) income                                                      (14,723,635)                 593,277
Preferred Dividends                                                         (4,201)                       -
                                                              ----------------------      ------------------

Net (loss) Income Available for Common Shares                         $(14,727,836)               $ 593,277
                                                              ======================      ==================

Earnings Per Share - Basic and Diluted

Net (loss) income per common share                                       $  (15.01)                 $  0.51
                                                              ======================      ==================

Weighted average common shares                                              981,385               1,173,998
                                                              ======================      ==================

                       See notes to financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                           FORM 10-Q - MARCH 31, 2002

                   CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
                                   [unaudited]


                                 Common      Additional        Treasury          Retained
                                  Stock        Capital          Stock            Earnings            Totals
                               ---------------------------- ---------------  -----------------  -----------------
Balance January 1, 2002           $ 11,739     $56,083,569          $    -        $  (370,750)       $ 55,724,558

Purchase of treasury stock               -               -     (11,830,337)                  -       (11,830,337)

Preferred dividends                      -               -               -             (4,201)            (4,201)

Net loss                                -                -               -        (14,723,635)       (14,723,635)
                               ------------ -------------- ---------------  -----------------  ------------------

Balance, March 31, 2002           $11,739    $ 56,083,569    $ (11,830,337)      $(15,098,586)     $  29,166,385
                               ============ ============== ===============  =================  ==================


                       See notes to financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                           FORM 10-Q - MARCH 31, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [unaudited]

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                        --------------------------------------------
                                                                                2002                    2001
                                                                        ---------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (Loss) Income                                                        $ (14,723,635)             $  593,277
     Adjustments to reconcile net income
              to net cash provided by operating activities
              Depreciation and amortization                                          406,031                408,231
              Straight-line adjustment for stepped
                  lease rentals                                                     (31,298)                  8,170
              Increase in bad debt reserve                                            61,250                      -
              Purchase of advisory agreement                                      15,262,114                      -
              Net gain on sales of real estate                                     (462,712)                      -

     Change in assets and liabilities
            Accounts payable and accrued expenses                                  (231,302)                111,283
            Accrued interest                                                          84,594                      -
            Receivables                                                             (48,001)              (221,736)
            Due to affiliates                                                              -               (69,872)
            Other assets                                                            (95,163)              (289,547)
                                                                        ---------------------    -------------------

     Net Cash Provided by Operating Activities                                       221,878                539,806
                                                                        ---------------------    -------------------

Cash Flows from Investing Activities -

            Proceeds from sales of real estate, net                                3,417,600                      -
            Improvements to real estate                                             (62,571)               (77,532)
                                                                        ---------------------    -------------------

     Net Cash Provided by (Used in) Investing Activities                           3,355,029               (77,532)
                                                                        ---------------------    -------------------

Cash Flows from Financing Activities -
            Purchase of treasury stock                                          (11,830,337)                      -
                                                                        ---------------------    -------------------

     (Decrease) Increase in cash and cash equivalents                            (8,253,430)                462,274
     Cash and cash equivalents, beginning of year                                 11,122,456             10,222,394
                                                                        ---------------------    -------------------

     Cash and cash equivalents, end of quarter                                  $  2,869,026           $ 10,684,668
                                                                        =====================    ===================

                       See notes to financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   [unaudited]

l.   GENERAL

     The accompanying condensed consolidated financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Annual Report on Form l0-K Shelbourne III, Inc. a Delaware Corporation ("Company"), for the year ended December 31, 2001.

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Investment in Joint Ventures

     Prior to April 30, 2002, certain properties were owned in joint ventures with Shelbourne Properties I, L.P. and/or Shelbourne Properties II, L.P. The Company owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, the Company's condensed consolidated financial statements present the assets, liabilities, revenues, and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

     After April 30, 2002, as a result of the Company's entering into the revolving credit agreement discussed in Note 7, the Company will no longer be able to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting.

     Real Estate

     Real estate is carried at cost, net of adjustments for impairment. Repairs and maintenance are charged to expense as incurred. Replacement and betterments are capitalized. The Company evaluates the recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictate. If this review indicates that the carrying value of a property might not be recoverable, the Company prepares estimates of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

     If the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the property, the Company recognizes an impairment loss and reduces the carrying amount of the property to its estimated fair value. Fair value is the amount at which the property could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   [unaudited]

     estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted.

     Impairment write-downs recorded by the Company prior to April 17, 2001 did not affect the tax basis of the assets and were not included in the determination of taxable income or loss. No write-downs have been recorded since the effective date of the merger.

     Because the expected cash flows used to evaluate the recoverability of the property and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process were based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary materially from the estimates. The Company may in the future provide additional write-downs, which could be material, if real estate markets or local economic conditions change.

     Treasury Stock

     Treasury stock is stated at cost.

     Amounts Per Share

     Net income (loss) per share is computed based on average shares outstanding.

     Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted this statement, which did not materially affect the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company has adopted this statement, which did not materially affect the Company's financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   [unaudited]

3.   RELATED PARTY TRANSACTIONS

     On February 14, 2002, the Company, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Company purchased an advisory agreement (the "Advisory Agreement") between the Company and Shelbourne Management LLC ("Shelbourne Management"), an affiliate of Presidio Capital Investment Company, LLC ("PCIC"), and the 385,226 shares of the Company's common stock held by subsidiaries of PCIC. PCIC is controlled and principally owned by affiliates of the former senior management, and one current director, of the Company. The Company's operating partnership, Shelbourne Properties III, L.P., issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936. Shelbourne Management's obligations under the contract terminated as of the effective date of the Transaction.

     In conjunction with the Transaction, PCIC entered into an agreement with the Companies and operating partnerships to provide transition services, namely, accounting, asset management, investor services and treasury and cash management, for a period up to one year from the date of the agreement (until February 14, 2003) for a fee of $83,300 per month. This fee is allocated equally among the Companies. For the period from February 15, 2002 to March 31, 2002, the Company paid $41,650 for transition services to PCIC.

     Prior to the Transaction, under the terms of the Advisory Agreements, Shelbourne Management provided the Company with all management, advisory and property management services. For providing these services, Shelbourne Management received (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Company as of the last day of each year, (2) property management fees of up to 6% of property revenues, (3) $150,000 for non-accountable expenses and (4) reimbursement of expenses incurred in connection with the performance of its services.

     Upon its disposition of the Advisory Agreements, Shelbourne Management was entitled to receive reimbursement for non-accountable expenses for the period from January 1, 2002 through February 14, 2002. For that period Shelbourne Management received $25,000. Shelbourne Management was also entitled to receive an asset management fee for the period of January 1, 2002 through February 14, 2002 equal to 1.25% of the gross asset value of the Company. For that period, Shelbourne Management received $105,863.

     For the quarter ended March 31, 2001, our managing general partner was entitled to the above fees for the administration of High Equity Partners Series 88, (the "Predecessor Partnership"), and received $50,000 for non-accountable expenses and $215,360 as a fee for asset management.

     In October 2000, Kestrel Management L.P. ("Kestrel"), began performing all property management services directly for the Predecessor Partnership and, effective April 17, 2001, the Company. The above referenced transaction did not have any effect on the property management services contract between the Company and Kestrel. For the quarters ended March 31, 2002 and 2001, Kestrel earned $57,639 and $54,200, respectively.

4.   REAL ESTATE

     The following table is a summary of the Company's real estate as of March 31, 2002:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   [unaudited]

                                  March 31, 2002          December 31, 2001
                                  --------------          -----------------
                                    [unaudited]

Land                                  $ 7,552,248             $ 7,552,248
Buildings and improvements             50,684,983              50,622,212
                                      -----------             -----------
                                       58,237,031              58,174,460
Less: Accumulated depreciation        (18,029,918)            (17,681,128)
                                      -----------             -----------
                                      $40,207,113             $40,493,332
                                     ============             ===========

     On January 14, 2002, the supermarket in Edina, Minnesota was sold for $3,500,000 that resulted in a gain on sale of $649,092. On January 30, 2002, the supermarket in Toledo, OH was sold for $3,600,000 that resulted in a net loss of $186,380. These two properties were classified as of December 31, 2001 as "Real estate held for sale" and were excluded from the December 31, 2001 real estate calculation.

5.   FEDERAL INCOME TAX CONSIDERATIONS

     As of April 17, 2001, our Predecessor Partnership was converted into a corporation that will elect to be taxed as a real estate investment trust
     (REIT) under the provisions of the Internal Revenue Code. As a result, the shareholders of the REIT will be required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.

6.   CONVERSION

     As the first step in reorganizing our Predecessor Partnership into a publicly-traded REIT, a Registration Statement was filed with the Securities and Exchange Commission on February 11, 2000. On or about February 15, 2001, a prospectus/consent solicitation statement was mailed to the limited partners of the Predecessor Partnership seeking their consent to the reorganization of the Predecessor Partnership into a real estate investment trust. The consent solicitation period expired on April 16, 2001, and holders of a majority of the Units approved the conversion.

     On April 17, 2001 the conversion was accomplished by merging the Predecessor Partnership into our operating partnership. Pursuant to the merger, each limited partner received three shares of stock in the Company for each unit they owned, and the general partners received an aggregate of 58,701 shares of stock of the Company in exchange for their general partner interests.

7.   SUBSEQUENT EVENTS

     On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $19,716,352, of which $14,589,936 was used to repay the note issued in the

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   [unaudited]

     Transaction, $142,870 to pay associated accrued interest and $554,607 to pay costs associated with the Credit Facility. The excess proceeds of $4,428,939 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or (ii) the greater of (a) agent's prime rate or (b) the federal funds rate plus 1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility.

     The Credit Facility is secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Companies and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Company are security for the Credit Facility, except for its property located in Illinois and its joint ventures that own real property in Georgia and Indiana.

     Under the terms of the Credit Facility, the Companies may only sell the pledged property if certain conditions are met. In addition, the Companies must maintain certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that may result in a change of control (as defined under the Credit Facility).

     The Companies are jointly and severally liable under the Credit Facility but have entered into a Contribution and Cross-Indemnification Agreement.

     In addition, following a request by HX Investors, L.P. ("HX Investors") - the largest stockholder of each the Companies and an entity controlled by Mr. Michael Ashner - the board of directors of each Company waived a provision in each Company's certificate of incorporation (as it applies to HX Investors) that otherwise prohibits a stockholder from beneficially owning more than 8% of the common stock of any of the Companies. Pursuant to the waiver, HX Investors may beneficially own up to 12% of the common stock of each Company. Pursuant to a Stockholder Agreement among the Companies, HX Investors and the general partner of HX Investors, HX Investors agreed that until January 1, 2003, with respect to all matters submitted for the approval of any Company's stockholders (1) with the approval and recommendation of the Company's board of directors or (2) by HX Investors or its affiliates, HX Investors and its affiliates would vote all shares beneficially owned by them in excess of the 8% threshold in proportion to the votes cast by the stockholders of the Company (including the 8% of the shares beneficially owned by HX Investors). Mr. Ashner is associated with the property manager for the Companies properties.

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

On February 14, 2002 the Companies announced the consummation of the Transaction whereby the Companies (i) purchased each of the Advisory Agreements between the Companies and PCIC and (ii) repurchased all of the shares of common stock in the Companies held by PCIC (the "Shares").

Pursuant to the Transaction, the Company paid PCIC $11,830,337 in cash and its operating partnership, Shelbourne Properties III L.P., issued preferred partnership interests with an aggregate liquidation preference of $672,178 and issued a note in the amount of $14,589,936.

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

Recent Developments

On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $19,716,352, of which $14,589,936 was used to repay the note issued in the Transaction, $142,870 to pay associated accrued interest and $554,607 to pay costs associated with the Credit Facility. The excess proceeds of $4,428,939 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or (ii) the greater of (a) the agent's prime rate or (b) the federal funds rate plus 1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility.

The Facility is secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Companies and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Company are security for the Credit Facility, except for its property located in Illinois and its joint ventures that own real property in Georgia and Indiana.

Under the terms of the Credit Facility, the Companies may only sell the pledged property if certain conditions are met. In addition, the Companies must maintain certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that may result in a change of control (as defined under the Credit Facility).

The Companies are joint and severally liable under the Credit Facility but have entered into a Contribution and Cross-Indemnification Agreement.

In addition, following a request by HX Investors, L.P. ("HX Investors") - the largest stockholder of each the Companies and an entity controlled by Mr. Michael Ashner - the board of directors of each Company waived a provision in each Company's certificate of incorporation (as it applies to HX Investors) that otherwise prohibits a stockholder from beneficially owning more than 8% of the common stock of any of the Companies. Pursuant to the waiver, HX Investors may beneficially own up to 12% of the common stock of each Company. Pursuant to a Stockholder Agreement among the Companies, HX Investors and the general partner of HX Investors, HX Investors agreed that until January 1, 2003, with respect to all matters submitted for the approval of any Company's stockholders (1) with the approval and recommendation of the Company's board of directors or (2) by HX Investors or its affiliates, HX Investors and its affiliates would vote all shares beneficially owned by them in excess of the 8% threshold in proportion to the votes cast by the stockholders of the Company (including the 8% of the shares beneficially owned by HX Investors). Mr. Ashner is associated with Kestrel, the property manager for the Companies' properties.

The foregoing descriptions of the Stockholder Agreement and the Credit Facility are qualified in their entirety by reference to such agreements, copies of which are attached as Exhibits to our Current Report on Form 8-K filed on May 14, 2002, which is incorporated herein by reference.

Liquidity and Capital Resources

The Company uses its working capital reserves and any cash from operations as its primary sources of liquidity. In addition to cash, unlike the Predecessor Partnership, which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity capital raised by either borrowing money on a long-term or short-term basis or issuing additional equity securities. Due to the restrictions on the incurrence of debt on the Predecessor Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Predecessor Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

The Company had $2,869,096 in cash and cash equivalents at March 31, 2002. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents decreased by $8,253,430 for the three months ended March 31, 2002 as compared to December 31, 2001. The decrease in cash and cash equivalents is due to the $11,830,337 paid to Presidio in connection with the Transaction. The Company also incurred expenses of $62,571 relating to improvements to real estate. These expenditures were offset by $221,878 in cash provided by operating activities and $3,417,600 in net sales proceeds from the sales of the Edina, Minnesota and Toledo, Ohio properties. Currently, the Company's primary source of funds is cash flow from the operation of its properties, principally rents received from tenants, which amounted to $1,958,960 for the three months ended March 31, 2002. To the extent the Company were to acquire additional assets, its cash flow from operations would be derived from a larger, more diverse, and potentially riskier group of assets than what is currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

For the three months ended March 31, 2002, the Company made payments amounting to $62,571 in capital expenditures that were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, capital expenditures consisted of facade repairs and suite preparation at 568 Broadway.

The budgeted expenditures for 2002 capital improvements and capitalized tenant procurement costs are an aggregate of $1,819,067. These costs are expected to be incurred in the normal course of business and funded from cash flows from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments, as well as other sources of capital, which could include financing proceeds and the issuance of additional equity. However, the actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. In the event that the Company were to purchase additional real estate assets or incur additional mortgage indebtedness, the Company's expenses would increase, which would raise the risk that the Company would be unable to fund the necessary capital and tenant procurement costs at its properties.

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

Results of Operations

Three months ended March 31, 2002 vs. March 31, 2001

Net income

Excluding one-time expenses relating to the Transaction, net income increased by $29,276, or 5%, to $623,073 for the three months ended March 31, 2002 from $593,277 for the same period in 2001 primarily due to the combined net gain on the sale of properties of $462,712. When taking into account the one-time expenses related to the Transaction, net income decreased by a total of $15,316,912 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The Company paid $15,262,114 in relation to the Transaction, consisting of a note payable in the amount of $14,589,936 and Class A 5% cumulative preferred partnership interest with a liquidation value of $672,178. Additionally, legal costs for the first quarter of 2002, which were largely associated with the Transaction, were approximately $180,000 higher than those incurred for the same period in 2001. The overall decrease in total net income was also due to an increase in operating expenses and in administrative expenses not related to the Transaction, and a slight decline in rental revenues.

Income

Income increased by $251,071, or 11.4%, to $2,452,894 for the three month period ended March 31, 2002 from $2,201,823 for the same period in 2001 primarily due to the combined gain on the sale of properties of $462,712. In January 2002, the Company completed the sale of the Edina, Minnesota and Toledo, Ohio properties with a gain (loss) on sale of $649,091 and ($186,380), respectively. This increase was offset by a decrease of $211,641, or 9.6%, in all other income categories to $1,990,182 for the three months ended March 31, 2002 to $2,201,823 for the same period in 2001. Interest income decreased by $110,899, or 78%, to $31,222 for the first quarter of 2002 from $142,111 for the first quarter of 2001 due to significantly lower cash balances due to the Transaction. Other income decreased by $9,700 to $0 for the three-months ended March 31, 2002 as compared to the same period ended March 31, 2001, due to the absence, as a result of the conversion of the Predecessor Partnership into a REIT, of transfer fees that were previously generated by the transfer of partnership interests.

Rental Revenues

Rental revenues decreased by $91,052, or 4.5%, to $1,958,960 during the three months ended March 31, 2002 from $2,050,012 for the same period in 2001, due to the loss of revenue as a result of the sale of the two supermarkets and the bankruptcy declaration and subsequent rejection of the lease by our supermarket tenant in Atlanta, Georgia in February of this year. This decrease was partially offset by increased rental rates at our 568 Broadway property.

Costs and Expenses

Total costs and expenses, including interest expense, for the three months ended March 31, 2002 amounted to $17,176,529, an increase of $15,567,983 from the same period in 2001. Of that total, recurring costs and expenses, including interest expense, amounted to $1,829,821 for the three months ended March 31, 2002, an increase of $221,275, or 13%, from the $1,608,546 incurred for the same period in 2001. This increase in recurring costs and expenses is primarily attributable to an increase in operating expenses and administrative expenses unrelated to the Transaction. The Company also incurred a one-time expense of $15,262,114 in relation to the purchase of the Advisory Agreements and incurred interest expense of $84,594 on the note issued in the Transaction. Legal fees for the period, which were largely attributable to the Transaction, were approximately $490,000, an increase of approximately $180,000 from legal fees incurred in the same period in 2001.

Operating expenses increased by $78,867, or 17.2%, to $523,681 for the first quarter of 2002 from $446,814 for the same period in 2001 due to an increase in insurance costs due to increased rates in the insurance industry generally and an increase in the amount of real estate taxes paid. Depreciation and amortization costs stayed relatively stable due to the sales of the two supermarket properties during January 2002. Property management fees increased slightly due to the increase in rental collections.

Expenses related to asset management fees decreased by $67,847, or 31.5%, to $147,513 for the three months ended March 31, 2002 from $215,360 for the same period in 2001. The $215,360 in asset management fees for the first quarter of 2001 were paid to the managing general partner of the Predecessor Partnership. For the first quarter of 2002, the $147,513 in asset management fees were paid to Shelbourne Management prior to February 14, 2002 and to PCIC thereafter in accordance with PCIC's agreement to provide transition services to the Company upon the consummation of the Transaction.

Inflation

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

FFO for the three month periods ended March 31, 2002 and 2001 are summarized in the following table:


                                                               Three Months Ended
                                                       March 31, 2002    March 31, 2001
                                                       --------------    --------------

          Net (Loss) Income (A)                        $(14,723,635)     $  593,277

          Plus:  Depreciation and
          Amortization related to real estate               406,031         408,231
                                                       -------------     ----------

          Funds From Operations                        $(14,317,604)     $1,001,508
                                                       =============     ==========

(A) Net Income and Funds From Operations include $15,262,114 related to the purchase of the Advisory Agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate sensitivity. Our long-term debt bears interest at a floating rate, and therefore we are exposed to the risk of interest rate changes. At May 13, 2002, borrowings under our secured revolving credit facility totaled $19,716,352 million and initially bore an interest rate of LIBOR plus 2.5%. Based on the balance outstanding on our credit facility at May 13, 2002 and the interest rate at that date, a 10% increase in LIBOR would increase our interest expense in 2002 by approximately $24,000. Conversely, a 10% decrease in LIBOR would decrease our interest expense in 2002 by the same amount. The gain or loss we ultimately realize with respect to interest rate fluctuations will depend on the actual interest rates during that period. We do not believe that we have any risk related to derivative financial instruments.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On February 22, 2002, Carl Icahn and Longacre Corp. brought a derivative shareholder suit in the New York State Supreme Court against NorthStar Capital Investment Corp., PCIC, Shelbourne Management, Peter W. Ahl, David Hamamoto, David G. King, Jr., Dallas E. Lucas, W. Edward Scheetz, Michael T. Bebon, Donald
W. Coons and Robert Martin, and nominal defendants the Company, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. for, inter alia, breach of fiduciary duties relating to the approval of the stock repurchase transaction between the Company and NorthStar Capital Investment Corp. On March 4, 2002, Icahn and Longacre brought a motion for expedited discovery, reversal of priority of discovery and injunctive relief by Order to Show Cause. Thereafter, the defendants moved to dismiss the case for, among other reasons, the failure to make a demand on the Board of Directors prior to commencing the action. At a hearing held on March 11, the court authorized limited discovery in connection with defendant's motion to dismiss. The parties have conducted the expedited discovery, and a court conference on the defendants' motion to dismiss is scheduled for May 24, 2002.

Carl Icahn and Longacre Corp. also filed a complaint in Delaware against the Company in May 2002 seeking to compel an annual stockholders meeting and for injunctive relief. The Company has not yet been served with this complaint.

In addition, two shareholder derivative actions were filed in Delaware against the same defendants in March 2002. Those actions have now been consolidated, and defendants have moved to dismiss the consolidated action. On or about May 7, 2002, the plaintiffs in the consolidated Delaware actions filed a new complaint seeking to compel an annual stockholders meeting and for injunctive relief. The complaint also alleges a breach of fiduciary duties in connection with the reconstitution of the classes of the Company's board of directors in relation to the stock repurchase transaction.

With respect to the allegations in the lawsuits, we believed at the time the Special Committee approved the transaction, and we continue to believe, that the stock repurchase was fair and reasonable and in the best interests of the Company and its shareholders.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number      Description
------      -----------
(3.1)       Amended and Restated Certificate of Incorporation of the Company*

(3.2)       Amended and Restated Bylaws of the Corporation*

(4.1) Amended and Restated Agreement of Limited Partnership of the operating partnership*

(4.2)       Shareholder Rights Agreement*

(4.3)       Amendment to Shareholder Rights Agreement**

(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock*

(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002***

(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders.***

(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000.***

(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time.***

(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries.***

(10.5) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders.***

(10.6) Form of Mortgage, dated as of April 30, 2002, issued by Shelbourne Properties II, Inc. to Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for itself and other lenders, with respect to its real property located in Las Vegas, Nevada and Livonia, Michigan.***

(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership**

* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended March 31, 2002:

(i) Press release announcing the purchase of (i) advisory agreements between the Companies and an affiliate of Presidio Capital Investment Corp. and (ii) the repurchase of all of the shares of capital stock in the Companies held by a subsidiary of Presidio Capital Investment Corp.

Items Reported: 5

Date Filed: February 14, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Shelbourne Properties III, Inc.
                                (Registrant)


Dated:   May 15, 2002           By: /s/ Dallas E. Lucas
                                    -------------------
                                    Dallas E. Lucas
                                    Authorized Signatory and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Number      Description
------      -----------

(3.1)       Amended and Restated Certificate of Incorporation of the Company*

(3.2)       Amended and Restated Bylaws of the Corporation*

(4.1) Amended and Restated Agreement of Limited Partnership of the operating partnership*

(4.2)       Shareholder Rights Agreement*

(4.3)       Amendment to Shareholder Rights Agreement**

(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock*

(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002***

(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders.***

(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000.***

(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time.***

(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries.***

(10.5) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders.***

(10.6) Form of Mortgage, dated as of April 30, 2002, issued by Shelbourne Properties II, Inc. to Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for itself and other lenders, with respect to its real property located in Las Vegas, Nevada and Livonia, Michigan.***

(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership**

* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.