Form 10-Q
period 2002-06-30
SHELBOURNE PROPERTIES III INC
filed 2002-08-20
CIK 1106038

               __________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                         Commission file number 0-16343

                         SHELBOURNE PROPERTIES III, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                   04-3502381
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                  Identification No.)

     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
                    (Address of principal executive offices)

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

                                  Yes X No___

 As of August 13, 2002, there were 788,772 shares of common stock outstanding.
________________________________________________________________________________

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10-Q - JUNE 30, 2002

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

                                      INDEX


Part I.  Financial Information:                                             Page

Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 2002
          and December 31, 2001..........................................      3

     Condensed Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 2002 and 2001..............      4

     Condensed Consolidated Statement of Equity -
          Six Months Ended June 30, 2002.................................      5

     Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2002 and 2001........................      6

     Notes to Condensed Consolidated Financial Statements................      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................     14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......     24


Part II. Other Information:

Item 1.       Legal Proceedings...........................................    25

Item 6.       Exhibits and Reports on Form 8-K............................    26

Signatures................................................................    28

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10-Q - JUNE 30,2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited)
                                                        June 30, 2002       December 31, 2001
                                                       ----------------     -----------------
ASSETS

Real estate, net                                          $ 17,299,546          $ 40,493,332
Real estate held for sale                                            -             2,961,146
Cash and cash equivalents                                    5,516,241            11,122,456
Other assets                                                 8,511,830             1,921,600
Receivables, net of allowances of
   $89,995 and $35,245, respectively                           206,257                42,928
Investment in joint ventures                                18,319,454                     -
                                                       ----------------     -----------------

TOTAL ASSETS                                              $ 49,853,328          $ 56,541,462
                                                       ================     =================

LIABILTIES AND EQUITY

Accounts payable and accrued expenses                      $ 1,948,532             $ 816,904
Note payable                                                19,718,457                     -
                                                       ----------------     -----------------

Total Liabilities                                           21,666,989               816,904
                                                       ----------------     -----------------

COMMITMENTS AND CONTINGENCIES

CLASS A 5% PREFERRED PARTNERSHIP INTERESTS,
   AT LIQUIDATION VALUE                                        672,178                     -
                                                       ----------------     -----------------

EQUITY

Common stock:
   $.01 par value share; authorized 2,500,000 shares;
   issued 1,173,998 shares; outstanding 788,772 and
   1,173,998, respectively                                      11,739                11,739
Additional capital                                          56,083,569            56,083,569
Treasury stock, at cost                                    (11,830,337)                    -
Retained earnings                                          (16,750,810)             (370,750)
                                                       ----------------     -----------------

Total Equity                                                27,514,161            55,724,558
                                                       ----------------     -----------------

TOTAL LIABILITIES AND EQUITY                              $ 49,853,328          $ 56,541,462
                                                       ================     =================

            See notes to condensed consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10-Q - JUNE 30, 2002

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three Months Ended             For the Six Months Ended
                                                      June 30,          June 30,          June 30,         June 30,
                                                        2002              2001              2002             2001
                                                    -----------        -----------      -----------      -----------
Rental revenues                                      $  991,242        $ 1,837,133      $ 1,826,891      $ 3,887,145
                                                    -----------        -----------      -----------      -----------
Costs and Expenses:

      Operating expenses                                285,325            457,842          569,782          904,656
      Depreciation and amortization                     213,238            415,304          386,012          823,535
      Asset management fee                                    -            216,805          105,863          432,165
      Transition management fee                          83,300                  -          124,950                -
      Purchase of advisory agreements                         -                  -       15,262,114                -
      Administrative expenses                         2,156,542            258,863        2,848,036          742,804
      Property management fee                            23,899             56,164           48,191          110,364
                                                    -----------        -----------      -----------      -----------
                                                      2,762,304          1,404,978       19,344,948        3,013,524
                                                    -----------        -----------      -----------      -----------
(Loss) income before equity income from joint
       ventures, interest and other income           (1,771,062)           432,155      (17,518,057)         873,621

      Equity income from joint ventures                 308,864                  -        1,405,142                -
      Interest expense                                 (198,233)                 -         (282,827)               -
      Interest income                                    16,703            110,715           28,379          252,826
      Other income                                            -             33,034                -           42,734
                                                    -----------        -----------      -----------      -----------
Net (loss) income                                    (1,643,728)           575,904      (16,367,363)       1,169,181
Preferred dividends                                      (8,496)                 -          (12,697)               -
                                                    -----------        -----------      -----------      -----------
Net (loss) income available for common shares       $(1,652,224)         $ 575,904     $(16,380,060)     $ 1,169,181

Earnings per share - basic and diluted

Net (loss) income per common share                      $ (2.09)            $ 0.49         $ (18.52)          $ 1.00
                                                    ===========        ==========       ============     ===========
Weighted average common shares                          788,772          1,173,998          884,547        1,173,998
                                                    ===========        ==========       ============     ===========

            See notes to condensed consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10-Q - JUNE 30,2002

                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                                   (Unaudited)


                                  Common      Additional       Treasury        Retained
                                  Stock        Capital          Stock          Earnings        Totals
                                ----------  -------------- ---------------  -------------  -------------

Balance, January 1, 2002          $ 11,739    $ 56,083,569   $           -   $   (370,750)   $55,724,558

Purchase of treasury stock              -               -     (11,830,337)             -    (11,830,337)

Preferred dividends                     -               -               -        (12,697)       (12,697)

Net loss                                -               -               -    (16,367,363)   (16,367,363)
                                ----------  -------------- ---------------  -------------  -------------

Balance, June 30, 2002           $ 11,739    $ 56,083,569   $ (11,830,337)  $(16,750,810)   $27,514,161
                                ==========  ============== ===============  =============  =============

            See notes to condensed consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10-Q - JUNE 30,2002

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        For the Six Months Ended
                                                                                 June 30,
                                                              ------------------------------------------
                                                                   2002                        2001
                                                              --------------               -------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                             $ (16,367,363)                $ 1,169,181
Adjustments to reconcile net (loss) income
to net cash provided by operating activities
         Depreciation and amortization                              386,012                     823,535
         Straight-line adjustment for stepped
             lease rentals                                           21,120                     (47,407)
         Increase in bad debt reserve                                61,250                           -
         Purchase of advisory agreement                          15,262,114                           -
         Equity income from joint venture                        (1,405,142)                          -

Change in assets and liabilities
       Accounts payable and accrued expenses                      1,454,031                     (70,178)
       Receivables                                                 (242,982)                   (100,239)
       Due to affiliates                                                  -                    (335,041)
       Other assets                                              10,668,722                    (464,507)
                                                              --------------               -------------
Net Cash Provided by Operating Activities                         9,837,762                     975,344
                                                              --------------               -------------
CASH FLOW FROM INVESTING ACTIVITIES -

       Improvements to real estate                                 (459,194)                   (150,308)
                                                              --------------               -------------
CASH FLOW FROM FINANCING ACTIVITIES:

       Purchase of treasury stock                               (11,830,337)                          -
       Proceeds from note payable                                19,718,457                           -
       Payoff of note payable                                   (14,589,936)                          -
                                                              --------------               -------------
Net Cash Used in Financing Activities                            (6,701,816)                          -
                                                              --------------               -------------
(Decrease) Increase in cash and cash equivalents                  2,676,752                     975,344

Cash and cash equivalents, beginning of year                     11,122,456                  10,222,394
Cash and cash equivalents, related to investment
   in joint ventures                                             (8,282,967)                          -
                                                              --------------               -------------

Adjusted cash and cash equivalents, beginning of year             2,839,489                  10,222,394
                                                              --------------               -------------
Cash and cash equivalents, end of quarter                       $ 5,516,241                $ 11,197,738
                                                              ==============               =============
Supplemental Disclosure of Cash Flow Information:

       Cash paid for interest                                     $ 282,827                         $ -
                                                              ==============               =============

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

l.   GENERAL

     The accompanying condensed consolidated financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Annual Report on Form l0-K Shelbourne Properties III, Inc. a Delaware corporation (the "Company"), for the year ended December 31, 2001.

     The financial information contained herein is condensed and unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Investment in Joint Ventures

     Certain properties are owned in joint ventures with Shelbourne Properties I, L.P. and/or Shelbourne Properties II, L.P. Prior to April 30, 2002, the Company owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, the Company's condensed consolidated financial statements presented the assets, liabilities, revenues, and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

     After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Note Payable discussed in Note 8, the Company is no longer able to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting. Accordingly, the Company's balance sheet at June 30, 2002 and the Company's condensed consolidated statements of operations for the three and six month period ending June 30, 2002 reflect the equity method of accounting.

     The change to equity accounting on the December 31, 2001 balance sheet reduced real estate and real estate held for sale by $26.3 million, cash and cash equivalents by $8.3 million, receivables by $.02 million, accounts payable and accrued expenses by $.4 million, which was offset by increases in other assets of $17.4 million and investment in joint ventures of $16.9 million.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS 4, "Reporting Gains and Losses from Exstinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Under adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB opinion No. 30. The Company does not expect that this statement will have an effect on the Company's financial statements.

3.   RELATED PARTY TRANSACTIONS

     On February 14, 2002, the Company, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Company purchased an advisory agreement (the "Advisory Agreement") between the Company and Shelbourne Management LLC ("Shelbourne Management"), an affiliate of Presidio Capital Investment Company, LLC ("PCIC"), and the 385,226 shares of the Company's common stock held by subsidiaries of PCIC. PCIC is controlled and principally owned by affiliates of the former senior management and one current director of the Company. The Company's operating partnership, Shelbourne Properties III, L.P., issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936. Shelbourne Management's obligations under the contract terminated as of the effective date of the Transaction.

     In conjunction with the Transaction, PCIC entered into an agreement with the Companies and their respective operating partnerships to provide transition services, namely, accounting, asset management, investor services and treasury and cash management, for a period up to one year from the date of the agreement (until February 14, 2003) for a fee of $83,300 per month. This fee is allocated equally among the Companies. For the period from April 1, 2002 to June 30, 2002 the Company paid PCIC $83,300 for transition services and for the period from February 15, 2002 to June 30, 2002, the Company paid PCIC $124,950 for transition services. As a result of the settlement of all lawsuits (see note 9) this agreement was terminated effective September 30, 2002 and all 3rd quarter transition fees owed were required to be paid in full by the Company in July 2002. The Company paid all transition fees owed on July 11, 2002.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     entitled to receive an asset management fee for the period of January 1, 2002 through February 14, 2002 equal to 1.25% of the gross asset value of the Company. For that period, Shelbourne Management received $105,863.

     On April 17, 2001, High Equity Partners Series 88 (the "Predecessor Partnership") was converted into a Real Estate Investment Trust. With the conversion, the Managing General Partner of the predecessor partnership was no longer entitled to receive fees for the administration of the partnership. As of the conversion date, Shelbourne Management was entitled to receive the fees formerly paid to the Managing General Partner. During the quarter ended June 30, 2001, the Managing General Partner received $9,444 for non-accountable expenses and $40,952 for the asset management fee. Shelbourne Management received $40,556 for non-accountable expenses and $175,853 for the asset management fee. For the six months ended June 30, 2001, the Managing General Partner received $59,444 and Shelbourne Management received $40,556 for non-accountable expenses. For the six months ended June 30, 2001 the Managing General Partner received $256,312 and Shelbourne Management received $175,853 for the asset management fee.

     Since October 2000, Kestrel Management L.P. ("Kestrel"), has performed all property management services directly for the Predecessor Partnership and, effective April 17, 2001, the Company. The Transaction did not have any effect on the property management services contract between the Company and Kestrel. For the three months ended June 30, 2002 and 2001, Kestrel earned $23,899 and $56,164 respectively. For the six months ended June 30, 2002 and 2001, Kestrel earned $48,191 and $110,364, respectively.

     At June 30, 2002, $6,803,290 of receivables from joint ventures were included in other assets.

4.   REAL ESTATE

     The following table is a summary of the Company's real estate as of June 30, 2002:

                                         June 30, 2002     December 31, 2001
                                         -------------     -----------------
                                          (unaudited)

Land                                        $ 3,980,559          $ 7,552,248
Buildings and improvements                   21,192,293           50,622,212
                                             ----------           ----------
                                             25,172,852           58,174,460
Less: Accumulated depreciation               (7,873,306)         (17,681,128)
                                            -----------         ------------
                                            $17,299,546          $40,493,332
                                            ===========          ===========

See footnote 2 "Investment in Joint Ventures" for the impact on real estate as a result of the change to equity accounting for joint ventures

     On January 14, 2002, one of the Company's joint ventures sold a supermarket in Edina, Minnesota for $3,500,000 that resulted in a gain on sale to the Company of $649,092. On January 30, 2002, a supermarket in Toledo, OH was sold for $3,600,000 that resulted in a net loss to the Company of $186,380. These amounts are included in the Company's equity earnings from joint ventures. These two properties were classified as of December 31, 2001 in "Real estate held for sale."

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   INVESTMENT IN JOINT VENTURES

     The Company invests in three joint ventures, (568 Broadway, the Supervalus and Tri-Columbus Associates). The joint ventures condensed consolidated statement of operations for the investment in joint ventures for the three and six months ending June 30, 2002 are as follows:


                                                FOR THREE MONTHS ENDED         FOR SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,

                                                         2002                        2002
                                              ----------------------          ----------------------
Rental Revenues                                       $3,368,077                  $6,674,687

Costs and Expenses                                     1,840,382                   3,271,761
                                                  --------------                  ----------
Income before interest and other income                1,527,695                   3,402,926

Interest Income                                            6,803                      46,135
Other income                                                 -                           -
Gain on Sale                                                 -                       462,712
                                                  --------------                  ----------
Net income for joint ventures                         $1,534,498                  $3,911,773
                                                  ==============                  ==========

Equity income from joint ventures
  for Shelbourne Properties III, Inc.                  $ 308,864                  $1,405,142
                                                  ==============                  ==========

6.   FEDERAL INCOME TAX CONSIDERATIONS

     As of April 17, 2001, the Predecessor Partnership was converted into a corporation that elects to be taxed as a real estate investment trust
     (REIT) under the provisions of the Internal Revenue Code. As a result, the shareholders of the REIT are required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.

7.   CONVERSION

     As the first step in reorganizing the Predecessor Partnership into the publicly-traded REIT, a registration statement was filed with the Securities and Exchange Commission on February 11, 2000. On or about February 15, 2001, a prospectus/consent solicitation statement was mailed to the limited partners of the Predecessor Partnership seeking their consent to the reorganization of the Predecessor Partnership into a real estate investment trust. The consent solicitation period expired on April 16, 2001, and holders of a majority of the Units approved the conversion.

     On April 17, 2001 the conversion was accomplished by merging the Predecessor Partnership into our operating partnership. Pursuant to the merger, each limited partner received three shares of stock in the

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Company for each unit they owned, and the general partners received an aggregate of 58,701 shares of stock of the Company in exchange for their general partner interests. The common stock of the Company is listed on the American Stock Exchange under the symbol HXF.

8.   NOTE PAYABLE

     On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (referred to as the "Credit Facility" or the "Note Payable"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $19,718,457, of which $14,589,936 was used to repay the note issued in the Transaction, $142,871 to pay associated accrued interest and $556,712 to pay costs associated with the Credit Facility. The excess proceeds of $4,428,938 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or (ii) the greater of (a) agent's prime rate or (b) the federal funds rate plus 1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility. Interest is payable monthly in arrears. The interest rate at June 30, 2002 was approximately 4.19%.

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

9.   SUBSEQUENT EVENTS

     On July 1, 2002, the Company, along with Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc., entered into settlement agreements with respect to certain outstanding litigation involving the Companies. In connection with the settlement, the Company entered into a stock purchase agreement (the "HX Investors Stock Purchase Agreement") with HX Investors, L.P. ("HX Investors") and Exeter Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the owner of approximately 12% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $49.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval at the 2002 annual meeting of stockholders to be held on September 9, 2002 (the "Annual Meeting"). HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation at the Annual Meeting. Under the Plan of Liquidation, HX Investors would have received an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $52.25 per share was made to the stockholders of the Company.

     Longacre Corp. ("Longacre") filed an action on July 29, 2002 in the United States District Court for the Southern District of New York against the Companies seeking (i) a declaration that HX Investors violated Sections 13(e) and 14(d) and (e) of the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, and that the 25% liquidation premium to be paid to HX Investors and Exeter Capital Corporation upon liquidation of the Companies is invalid and illegal; and
     (2) an injunction enjoining HX Investors from proceeding with the HX Investors Offer until HX Investors makes the appropriate filings and disclosures. A hearing on Longacre's Motion for an Injunction was held on August 1, 2002, and the request for a preliminary injunction was denied.

     On August 5, 2002, the Company entered into an amendment to the HX Investors Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $49.00 to $58.30. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $52.25 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

     The HX Investors Offer is scheduled to expire at midnight on Friday, August 16, 2002.

     On August 5, 2002, one of the Company's joint ventures sold a supermarket in Norcross, GA. The proceeds of approximately $325,000 from the sale were approximately equal to the joint ventures net book value of the property.

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

On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $19,718,457, of which $14,589,936 was used to repay the note issued in the Transaction, $142,871 to pay associated accrued interest and $556,712 to pay costs associated with the Credit Facility. The excess proceeds of $4,428,938 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 2.5% or (ii) the greater of (a) the agent's prime rate or (b) the federal funds rate plus 1.5%. The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility.

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

Following a request by HX Investors, L.P. ("HX Investors") - the largest stockholder of the Company and an entity controlled by Mr. Michael Ashner - on April 30, 2002 the board of directors of the Company waived a provision in its certificate of incorporation (as it applies to HX Investors) that otherwise prohibits a stockholder from beneficially owning more than 8% of the common stock of the Company to allow HX Investors to own up to 12% of the common stock of each Company. Pursuant to a Stockholder Agreement among the Company, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc., HX Investors and the general partner of HX Investors, HX Investors agreed that until January 1, 2003, with respect to all matters submitted for the approval of the Company's stockholders (1) with the approval and recommendation of the Company's board of directors or (2) by HX Investors or its affiliates, HX Investors and its affiliates would vote all shares beneficially owned by them in excess of the 8% threshold in proportion to the votes cast by the stockholders of the Company (including the 8% of the shares beneficially owned by HX Investors). Mr. Ashner is associated with Kestrel, the property manager for the Company's properties.

The foregoing descriptions of the Stockholder Agreement and the Credit Facility are qualified in their entirety by reference to such agreements, copies of which are attached as exhibits to our Current Report on Form 8-K filed on May 14, 2002, which is incorporated herein by reference.

Recent Developments

On July 1, 2002, the Company, along with Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc., entered into settlement agreements with respect to certain outstanding litigation involving the Companies. In connection with the settlement, the Company entered into a stock purchase agreement (the "HX Investors Stock Purchase Agreement") with HX Investors and Exeter, the general partner of HX Investors, pursuant to which HX Investors, the owner of approximately 12% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $49.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval at the 2002 annual meeting of stockholders to be held on September 9, 2002 (the "Annual Meeting"). HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation at the Annual Meeting. Under the Plan of Liquidation, HX Investors would have received an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $52.25 per share was made to the stockholders of the Company.

Subsequently, on July 29, 2002, Longacre Corp., an affiliate of Carl C. Icahn ("Icahn"), commenced a litigation against the Company, and Icahn publicly announced that his related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Company as were tendered for under the HX Investors Offer, at a price per share of $53.90. Over the course of the next several days, Icahn and HX Investors submitted competing proposals to the board of directors of the Company and made those proposals public. On August 4, 2002, Icahn notified the Company that he was no longer interested in proceeding with his proposed offer.

On August 5, 2002, the Company entered into an amendment to the HX Investors Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $49.00 to $58.30. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $52.25 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

The HX Investors Offer is scheduled to expire at midnight on Friday, August 16, 2002.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of long-lived assets. At June 30, 2002 and December 31, 2001, the Company had approximately $17,299,546 and $17,149,117 of real estate (net), accounting for approximately 36% and 31%, respectively, of the Company's total assets. Property and equipment is carried at cost net of adjustments for impairment. The fair value of the Operating Partnership's property and equipment is dependent on the performance of the properties.

The Company evaluates recoverability of the net carrying value of its real estate and related assets at least annually, and more often if circumstances dictated. If there is an indication that the carrying value of a property might not be recoverable, the Company prepares an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, management takes into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property was located.

If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, the Company recognizes an impairment loss, and reduces the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Management estimates fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management, when warranted.

For the years ended December 31, 2001, 2000, and 1999, no impairment losses have been recorded. Cumulative impairment losses from previous years for all properties included in real estate in the accompanying balance sheets would amount to $15,481,000. Impairment write-downs recorded by the Corporation do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

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

Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and variances may be material. The Company may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

Useful lives of long-lived assets. Property and equipment, and certain other long-lived assets are amortized over their useful lives. Depreciation and amortization are computed using the straight-line method over the useful life of the property and equipment. The cost of properties represents the initial cost of the properties to the Company plus acquisition and closing costs less impairment adjustments. Tenant improvements and leasing costs are amortized over the applicable lease term. Useful lives are based upon management's estimate over the period that the assets will generate revenue.

Revenue Recognition. Base rents are recognized on a straight-line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned pursuant to Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Tax Force's consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants or taxes, insurance and other operating expenses are recognized as revenue in the period the applicable taxes are incurred.

New Accounting Policies

Certain properties are owned in joint ventures with Shelbourne Properties I, L.P. and/or Shelbourne Properties II, L.P. Prior to April 30, 2002, the Company owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, for periods prior to April 30, 2002, the Company's condensed consolidated financial statements presented the assets, liabilities, revenues and expenses of the joint ventures on a pro rata basis in accordance with the Company's percentage of ownership.

After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Note Payable discussed in Note 8 in the "Notes to Condensed Consolidated Financial Statements", after April 30, 2002, the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must utilize the equity method of accounting. Accordingly, the Company's condensed consolidated balance sheet at June 30, 2002 and the Company's condensed consolidated statements of operations for the three and six month period ended June 30, 2002 reflect the equity method of accounting.

Pro-Forma Financial Information

The following tables show (i) pro-forma condensed consolidated balance sheet as of December 31, 2001 and (ii) pro-forma statement of operations for the three and six months ended June 30, 2001, both reflecting the impact of the change to equity accounting for the investment in joint ventures. The pro-forma information is provided for the purpose of comparing results of operations for 2002 and 2001 in the review of management's discussion and analysis. The Company's total equity did not change.

           CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEET INFORMATION


                                        Previously Reported       Pro Forma        Equity Method
                                         December 31, 2001       Adjustments     December 31, 2001
                                        -------------------    --------------   -------------------
ASSETS

Real estate, net                               $ 40,493,332    $ (23,344,215)         $ 17,149,117
Real estate held for sale                         2,961,146       (2,961,146)                    -
Cash and cash equivalents                        11,122,456       (8,282,967)            2,839,489
Other assets                                      1,921,600       17,357,319            19,278,919
Receivables, net of allowances of
   $89,995 and $35,245, respectively                 42,928          (18,403)               24,525
Investment in joint ventures                              -       16,914,312            16,914,312
                                        -------------------    --------------   -------------------

Total Assets                                   $ 56,541,462       $ (335,100)         $ 56,206,362
                                        ===================    ==============   ===================

LIABILITIES

Accounts payable and accrued expenses             $ 816,904       $ (335,100)            $ 481,804
                                        -------------------    --------------   -------------------

Total Liabilities                                 $ 816,904       $ (335,100)            $ 481,804
                                        ===================    ==============   ===================

            CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS

                                                             For the Three Months Ended            For the Three Months Ended
                                                                      June 30,                                June 30,

                                                        Previously         Pro forma          Previously    Pro forma
                                                         Reported         Adjustments          Reported    Adjustments
                                                           2001         2001       Total         2001          2001        Total
                                                       -----------  ------------ ----------   ----------   ------------  ----------
Rental revenues                                         $1,837,133  (1,131,013)  $ 706,120    $3,887,145    (2,185,539)  $1,701,606

Costs and expenses                                       1,404,978    (495,870)    909,108     3,013,524      (977,597)   2,035,927
                                                       -----------  ------------ ----------   ----------   ------------  ----------
Income (loss) before equity in                             432,155    (635,143)   (202,988)      873,621    (1,207,942)    (334,321)
   joint ventures, interest and other income
     Equity income from joint ventures                           -     756,811     756,811             -     1,435,387    1,435,387
     Interest income                                       110,715     (88,634)     22,081       252,826      (194,411)      58,415
     Other income                                           33,034     (33,034)          -        42,734       (33,034)       9,700
                                                       -----------  ------------ ----------   ----------   ------------  ----------
Net income                                               $ 575,904   $       -   $ 575,904    $1,169,181    $        -   $1,169,181
                                                       ===========  ============ ==========   ==========   ============  ==========

Liquidity and Capital Resources

The Company uses its working capital reserves and any cash from operations as its primary sources of liquidity. Unlike the Predecessor Partnership, which could not incur indebtedness or issue additional equity, the Company has as potential sources of liquidity, in addition to cash, capital raised by either borrowing money on a long-term or short-term basis or issuing additional equity securities. Due to the restrictions on the incurrence of debt on the Predecessor Partnership and the resulting lack of mortgage debt on the properties, it is anticipated that the Company will have significantly enhanced capital resources as compared to the Predecessor Partnership. The Company's use of these sources of capital may result in the encumbrance of its current and future assets with substantial amounts of indebtedness. As a result, the Company may have an increased risk of default on its obligations and thus a decrease in its long-term liquidity.

The Company had $5,516,241 in cash and cash equivalents at June 30, 2002. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $2,676,752 to $5,516,241 for the six months ended June 30, 2002 from $2,839,489 at December 31, 2001. The increase in cash and cash equivalents is due to the $9,837,762 in cash provided by operating activities. The Company also received proceeds from the initial borrowing under the Credit Facility of $19,718,457, of which $14,589,936 was used to retire the note issued in relation to the Transaction. The Company paid $11,830,337 to Presidio in connection with the Transaction. The Company incurred $459,194 relating to improvements to real estate.

Currently, the Company's primary source of funds is cash flow from the operation of its properties, principally rents billed to tenants, that amounted to $991,242 and $1,826,891 for the three and six months ended June 30, 2002. In the event the Company were to acquire additional assets, its cash flow from operations would be derived from a larger, more diverse, and potentially riskier group of assets than what is currently owned. Likewise, the Company's ability to pay dividends may be affected by the leveraging of its assets and reinvestment of sale and financing proceeds for the acquisition of additional assets.

For the three and six months ended June 30, 2002, the Company made payments amounting to $459,194 in capital expenditures that were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, capital expenditures consisted of a new roof at the Livonia Plaza property.

The budgeted expenditures for the remainder of 2002 capital improvements and capitalized tenant procurement costs are an aggregate of $169,364. These costs are to be incurred in the normal course of business and funded from cash flows from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments, as well as other sources of capital, which could include financing proceeds and the issuance of additional equity. However, the actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty. In the event that the Company were to purchase additional real estate assets or incur additional mortgage indebtedness, the Company's expenses would increase, which would raise the risk that the Company would be unable to fund the necessary capital and tenant procurement costs at its properties.

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

Results of Operations

Six months ended June 30, 2002 vs. June 30, 2001

Net income

The Company's net income decreased by $17,536,544 to a net loss of ($16,367,363) for the six months ended June 30, 2002 from $1,169,181 for the six months ended June 30, 2001. This is primarily due to the Transaction , as well as legal fees related to the Transaction and subsequent lawsuits, and the payment of consulting fees to Lazard Freres & Co LLC ("Lazard"). The Company paid $15,262,114 in relation to the Transaction, consisting of a note payable in the amount of $14,589,936 and Class A 5% cumulative preferred partnership interest with a liquidation value of $672,178. Legal costs for the six months, which were associated with the Transaction and related litigation, were $974,222 higher than for legal services rendered during the first six months of 2001. The Company also incurred $878,827 in fees to Lazard for consulting services.

The decrease in net income was also due to an increase in operating expenses of $71,491, or 13% to $569,782 for the six months ended June 30, 2002 from $498,193 for the same period in 2001 primarily due to an increase in insurance costs as a result of an increase in insurance rates stemming from the terrorist attacks of September 11, 2001 and to the incurrence of additional real estate taxes. The decrease was also due to a decrease in equity income from joint ventures of $30,245. The increases in expenses were partially offset by an increase in rental revenue of $125,285 due to increases in base rent, percentage rent and common area maintenance charges.

Rental Revenues

Rental revenues increased by $125,285, or 7.4%, to $1,826,891 during the six months ended June 30, 2002 from $1,701,606 for the same period in 2001. This is primarily due to increased occupancy at Sunrise Marketplace and Livonia Plaza, which resulted in increases of $103,846 and $21,439, respectively, in rental revenues.

Income

Income (defined as rental revenues, equity income from joint venture, interest and other income) increased by $55,304, or 1.7%, to $3,260,412 for six-month period ended June 30, 2002 from $3,205,108 in the same period in 2001. The increase is due to the increase in rental revenue, which was partially offset by the decrease in equity income from joint ventures, interest and other income. Equity income from joint ventures decreased by $30,245, or 2.1%, to $1,405,142 for the six months ended June 30, 2002 from $1,435,387 for the same period in 2001. The income from 568 Broadway increased by $94,742 due to increase rental revenue. Income from the investment of the Supervalu properties increased by $24,530 primarily due to the gains on sale of the Edina, Minnesota and Toledo, Ohio properties total claims $462,712, which was offset by an impairment allowance of $325,000 on the Norcross, Georgia property. Income from our investment in the Tri-Columbus properties decreased by $149,517 primarily due to reduced interest income and the absence of a tax abatement that had been granted the previous year.

These increases were offset by a decrease of interest income of $30,036, or 51.4%, to $28,379 for the six months ended June 30, 2002 from $58,415 for the same period in 2001. The Company had no other income for the six months ended June 30, 2002 as compared to $9,700 in the same period ended June 30, 2001, due to the absence, as a result of the conversion of the Predecessor Partnership into a REIT, of transfer fees that were previously generated by the transfer of partnership interests.

Costs and Expenses

Total costs and expenses, including interest expense, for the six months ended June 30, 2002 amounted to $19,627,775, an increase of $17,591,848 from the same period in 2001. The Company incurred a one-time expense of $15,262,114 in relation to the purchase of the Advisory Agreements and incurred interest expense of $142,811 on the note issued in the Transaction and $139,956 in interest on the proceeds received from the initial borrowing under the Credit Facility. The remaining costs and expenses amounted to $4,082,834 for the six months ended June 30, 2002, an increase of $2,046,907 from the $2,035,927 incurred for the same period in 2001. This increase is the result of an increase in general and administrative expenses, particularly, legal, professional and consulting fees.

Operating expenses increased by $71,589, or 14.4%, to $569,782 for the first quarter of 2002 from $498,193 for the same period in 2001 due to an increase premiums as a result of the September 11, 2001 terrorist attacks and to the incurrence of additional real estate taxes. Property management fees increased slightly due to the increase in rental collections. Expenses related to asset management fees decreased by $201,352 for the six months ended June 30, 2002 from $432,165 for the same period in 2001. For the first six months of 2002, $105,863 in asset management fees was paid to Shelbourne Management prior to February 14, 2002 and $124,950 to PCIC therefore in accordance with PCIC's agreement to provide transition services to the Company upon the consummation of the Transaction.

Interest expense for the six months ended June 30, 2002 on the proceeds received on the initial borrowing under the Credit Facility was $142,871. Prior to the conversion to a Real Estate Investment Trust, no debt was allowed on any of the properties.

Inflation

Inflation is not expected to have material impact on the operations or financial position of the Company.

Three months ended June 30, 2002 vs. June 30, 2001

Net income

The Company incurred a net loss of $1,643,728 or a decrease of $2,219,632 for the three months ended June 30, 2002 from a net income of $575,904 in the same period in 2001. This was primarily due to the incurrence of legal, professional and consulting fees resulting from lawsuits filed subsequent to the Transaction, as well as by a decrease in equity income from joint ventures of $447,947. The decrease in net income was also due to an increase in operating expenses of $71,589 (primarily due to an increase in insurance premiums as a result of the terrorist attacks of September 11, 2001). The increases in expenses were partially offset by an increase in rental revenue of $285,122.

Rental Revenues

Rental revenues increased by $285,122, or 40%, to $991,242 during the three months ended June 30, 2002 from $706,120 for the same period in 2001, due to increased occupancy at the Sunrise Marketplace and Livonia Plaza properties.

Income

Income (defined as rental revenue, equity income from joint ventures, interest and other income) decreased by $168,203, or 11.3% to $1,316,809 for the three months ended June 30, 2002 from $1,485,012 in the same period in 2001. Equity income from joint ventures decreased by $447,947 due to reduced income from the Supervalu properties due to the sale of Edina, Minnesota and Toledo, Ohio and a $325,000 impairment allowance taken on the Norcross, Georgia property. Income was lower for the Tri-Columbus property as compared to the same period for the previous year due to lower interest and the absence of a real estate tax abatement that had been granted in the prior year. These decreases were offset by increases in rental revenues in the amount of $285,122.

Costs and Expenses

Total costs and expenses, including interest expense, for the three months ended June 30, 2002 amounted to $2,960,537, an increase of $2,051,429 from the same period in 2001. The increase is primarily due to an increase in general and administrative expenses due to the increased legal, professional and consulting fees relating to the Transaction. The remaining costs and expenses, including interest expense, amounted to $803,995 a decrease of $105,113 for the same period in 2001.

Operating expenses increased by $37,429, or 13% to $285,325 for the three months ended June 30, 2002 from $247,896 for the same period in 2001 due to an increase in insurance premiums as a result of the

September 11, 2001 terrorist attacks. Depreciation and Amortization increased by $43,757, or 26%, to $213,238 for the three months ended June 30, 2002 from $169,481 for the same period in 2001 primarily due to the amortization of deferred loan costs. Expenses related to the partnership asset management fee decreased by $133,505 for the three months ended June 30, 2002 from the same period in 2001 as the obligation to pay the partnership asset management fee terminated with the consummation of the Transaction.

Interest expense for the three months ended June 30, 2002 on the proceeds received on the initial borrowing under the Credit Facility was $139,956 and $58,277 on the note issued in the Transaction. Prior to the conversion to a Real Estate Investment Trust, no debt was allowed on any of the properties.

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

FFO for the three-month and six-month periods ended June 30, 2002 and 2001 are summarized in the following table:

                                                Three Months                              Six months
                                                    Ended                                    Ended
                                      June 30, 2002       June 30, 2001        June 30, 2002       June 30, 2001
                                      -------------       -------------        -------------       -------------
Net (Loss) Income (A)                 $ (1,643,728)          $ 575,904         $(16,367,363)        $ 1,169,181

Plus:  Depreciation related
  to real estate and tenant
  improvements                              154,767             153,410              308,765             302,753

Plus: Amortization of leasing
        commissions                         19,147              16,072               37,924              31,777

Plus: Adjustments for
        unconsolidated joint
        ventures (B)                       209,957             245,822              502,290             489,005
                                      -------------       -------------        -------------       -------------
 Funds From Operations (A)            $ (1,259,857)          $ 991,208         $(15,518,384)        $ 1,992,716
                                      =============       =============        =============       =============

(A) Net Income and Funds From Operations for the six months ended June 30, 2002 include $15,262,114 related to the purchase of the Advisory Agreements.

(B) Adjustments for unconsolidated joint ventures includes all adjustments to convert the Company's share of net income from unconsolidated joint ventures to FFO.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary market risk we face is interest rate sensitivity. Our long-term debt bears interest at a floating rate, and therefore we are exposed to the risk of interest rate changes. At August 13, 2002, borrowings under our secured revolving credit facility totaled $19,718,457 and initially bore an interest rate of LIBOR plus 2.5%. Based on the balance outstanding on our credit facility at August 13, 2002 and the interest rate at that date, a 10% increase in LIBOR would increase our interest expense in 2002 by approximately $34,200. Conversely, a 10% decrease in LIBOR would decrease our interest expense in 2002 by the same amount. The gain or loss we ultimately realize with respect to interest rate fluctuations will depend on the actual interest rates during that period. We do not believe that we have any risk related to derivative financial instruments.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

HX Investors, L.P. litigation

HX Investors, L.P. ("HX Investors") and other plaintiffs filed an action on May 22, 2002 against the Company, Shelbourne Properties, I Inc. and Shelbourne Properties, II Inc. (collectively, the "Companies") seeking an order directing that each of the Companies hold a stockholder election for the purpose of electing directors to nine seats on the boards of each of the Companies. The action (i) sought to compel the holding of an annual meeting of stockholders and
(ii) challenged an action taken by the boards of directors of the Companies reclassifying the boards of each company from nine to four directors and reappointing three directors in connection with such reclassification.

A stipulation of dismissal, with prejudice, was entered on July 3, 2002. In connection with the settlement, HX Investors agreed to conduct tender offers for up to 30% of the outstanding common stock (the "HX Investors Offer"), and the board of directors approved plans of liquidation for each of the Companies, subject to stockholder approval. Also pursuant to the settlement, the parties agreed that the board of directors of each of the Companies would be increased to six members, with two directors designated by HX Investors, and four directors would be independent.

Delaware Plaintiffs litigation

As previously disclosed in the Company's report on Form 10-Q filed May 15, 2002, a group of plaintiffs (the "Delaware Plaintiffs") brought suit derivatively on behalf of the Companies against NorthStar, PCIC, Shelbourne Management and eight former and present directors of the boards of directors of the Companies (the "Individual Defendants"). The Delaware Plaintiffs filed a consolidated class and derivative complaint on April 10, 2002 alleging that the boards of directors of the Companies mismanaged the Companies making it less likely that they could pay dividends. Plaintiffs seek disgorgement of profits, accounting for profits and rescission of an agreement to repurchase shares of stock held by PCIC and purchase the Advisory Agreements.

The Delaware Plaintiffs also filed an action under Section 211 of the General Corporation Law of Delaware on May 7, 2002 (i) seeking to compel the holding of an annual meeting of stockholders and (ii) challenging an action taken by the Companies' boards of directors in which the boards of directors of each company were reclassified from nine to four directors. This matter was consolidated with the HX Investors action described above, for the limited purpose of discovery on the statutory issues.

A letter of agreement of settlement was signed by the parties on July 1, 2002. A stipulation of settlement was entered on July 3, 2002. The principal terms of the settlement were that the Companies and their boards of directors would facilitate the HX Investors Offer; conduct annual meetings on September 9, 2002 and expand the board of directors of each of the Companies from four members to six, four of whom would be independent directors as well as implementing corporate governance protections. The settlement also provided for a contribution by Shelbourne Management of 42% of the Preferred Operating Units of the Companies to HX Investors with the purpose of providing funds to HX Investors in connection with the HX Investors Offer, as well as allowing for a contribution of up to one million dollars, as approved by the court, for plaintiffs' attorneys fees.

Icahn Litigation

As previously disclosed in the Company's report on Form 10-Q filed May 15, 2002, in February 2002, Carl C. Icahn ("Icahn") brought suit derivatively in the New York State Supreme Court on behalf of the Companies against NorthStar, PCIC, Shelbourne Management and the Individual Defendants. On or about March 8 and March 12, 2002, Icahn filed a motion seeking leave to intervene in the unconsolidated actions in Delaware. On May 16, 2002, Icahn filed a Derivative Complaint in Intervention. The matter has been settled with respect to NorthStar and the actions in Delaware have been dismissed without prejudice.

Longacre Corp. litigation

Longacre Corp. ("Longacre") filed an action on July 29, 2002 in the United States District Court for the Southern District of New York against the Companies seeking (i) a declaration that HX Investors violated Sections 13(e) and 14(d) and (e) of the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, and that the 25% liquidation premium to be paid to HX Investors and Exeter Capital Corporation upon liquidation of the Companies is invalid and illegal; and (2) an injunction enjoining HX Investors from proceeding with the HX Investors Offer until HX Investors makes the appropriate filings and disclosures. A hearing on Longacre's Motion for an Injunction was held on August 1, 2002, and the request for a preliminary injunction was denied.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number                             Description
------                             -----------

(3.1)     Amended and Restated Certificate of Incorporation of the Company*
(3.2)     Amended and Restated Bylaws of the Corporation*
(4.1) Amended and Restated Agreement of Limited Partnership of the operating partnership*
(4.2)     Shareholder Rights Agreement*
(4.3)     Amendment to Shareholder Rights Agreement**
(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock*
(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002***
(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders. ***
(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000. ***
(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time. ***

(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries. ***
(10.5) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders. ***
(10.6) Form of Mortgage, dated as of April 30, 2002, issued by Shelbourne Properties II, Inc. to Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for itself and other lenders, with respect to its real property located in Las Vegas, Nevada and Livonia, Michigan. ***
(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership **
(99.2) Certification pursuant to Section906 of Sarbanes-Oxley Act of 2002, 48 U.S.C. Section 1350.

* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended June 30, 2002:


(i) Press release announcing that the Companies had entered into a Revolving Credit Facility with Hypo-Und Vereinsbank, AG.

Item reported:

Dated filed: April 14, 2002

(ii) Press release announcing that the Companies had retained Lazard Freres & Co. as a strategic advisor.

Item reported: 5

Date filed: April 23, 2002

(iii) Press release announcing the date of the Annual Meeting of Stockholders of the Company.

Item reported: 5

Date filed: May 9, 2002

(iv) Press release announcing a change in the date of the Annual Meeting of Stockholders of the Company.

Item reported: 5

Date filed: June 5, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Shelbourne Properties III, Inc.
                                      (Registrant)


Dated:  August 19, 2002               By: /s/ Michael L. Ashner
                                          _____________________
                                          Michael L. Ashner
                                          Chief Executive Officer

                                 EXHIBIT INDEX

Number                             Description
------                             -----------

(3.1)     Amended and Restated Certificate of Incorporation of the Company*
(3.2)     Amended and Restated Bylaws of the Corporation*
(4.1) Amended and Restated Agreement of Limited Partnership of the operating partnership*
(4.2)     Shareholder Rights Agreement*
(4.3)     Amendment to Shareholder Rights Agreement**
(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock*
(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002***
(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders. ***
(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000. ***
(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time. ***
(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries. ***
(10.5) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders. ***
(10.6) Form of Mortgage, dated as of April 30, 2002, issued by Shelbourne Properties II, Inc. to Bayerische Hypo- Und Vereinsbank AG, New York Branch, as agent for itself and other lenders, with respect to its real property located in Las Vegas, Nevada and Livonia, Michigan. ***
(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership **
(99.2) Certification pursuant to Section906 of Sarbanes-Oxley Act of 2002, 48 U.S.C. Section 1350.

* incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
** incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
*** incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.