Form 10-Q
period 2002-09-30
SHELBOURNE PROPERTIES III INC
filed 2002-11-14
CIK 1106038

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                               ------------------

                         Commission file number 0-16343
                                                -------

                         SHELBOURNE PROPERTIES III, INC.
                         -------------------------------
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

                       Yes     X                    No
                           --------                    ---------

As of November 13, 2002, there were 788,772 shares of common stock outstanding.

================================================================================

                         SHELBOURNE PROPERTIES III, INC.
                         FORM 10-Q - SEPTEMBER 30, 2002

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

                                      INDEX


Part I.  Financial Information:                                                                        Page
                                                                                                       ----
Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets - September 30, 2002 and December 31, 2001............        3

     Condensed Consolidated Statements of Operations -
          Three and Nine Months Ended September 30, 2002 and 2001................................        4

     Condensed Consolidated Statement of' Equity -
          Nine Months Ended September 30, 2002...................................................        5

     Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2002 and 2001..........................................        6

     Notes to Condensed Consolidated Financial Statements........................................        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................................       17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................       28

Item 4.  Controls and Procedures.................................................................       28

Part II. Other Information:

Item 1.       Legal Proceedings..................................................................       29

Item 6.       Exhibits and Reports on Form 8-K...................................................       30

Signatures.......................................................................................       33

Certifications  .................................................................................       34

Exhibit Index   .................................................................................       38

                         SHELBOURNE PROPERTIES III, INC.
                         FORM 10-Q - SEPTEMBER 30, 2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (SEE NOTE 1 - BASIS OF PRESENTATION)

                                                                              (UNAUDITED)
       ASSETS                                                              September 30, 2002         December 31, 2001
                                                                          ---------------------      ---------------------
       Real estate, net                                                           $ 15,169,781               $ 40,493,332
       Real estate held for sale                                                     1,950,724                  2,961,146
       Cash and cash equivalents                                                     4,025,899                 11,122,456
       Other assets                                                                  8,306,477                  1,921,600
       Receivables, net                                                                 13,919                     42,928
       Investment in joint ventures                                                 19,032,253                          -
                                                                          ---------------------      ---------------------

       TOTAL ASSETS                                                               $ 48,499,053               $ 56,541,462
                                                                          =====================      =====================

       LIABILITIES AND EQUITY

       Accounts payable and accrued expenses                                      $    542,902               $    816,904
       Note payable                                                                 19,718,457                          -
                                                                          ---------------------      ---------------------

       Total Liabilities                                                            20,261,359                    816,904
                                                                          ---------------------      ---------------------

       COMMITMENTS AND CONTINGENCIES

       CLASS B PARTNERSHIP INTERESTS                                                         -                          -
                                                                          ---------------------      ---------------------

       CLASS A 5% PREFERRED PARTNERSHIP INTERESTS,
          AT LIQUIDATION VALUE                                                         672,178                          -
                                                                          ---------------------      ---------------------

       EQUITY

       Common stock:
          $.01 par value share; authorized 2,500,000 shares;
          issued 1,173,998 shares; outstanding 788,772 and
          1,173,998, respectively                                                       11,739                     11,739
       Additional capital                                                           56,083,569                 56,083,569
       Treasury stock, at cost                                                     (11,830,337)                         -
       Retained earnings                                                           (16,699,455)                  (370,750)
                                                                          ---------------------      ---------------------

       Total Equity                                                                 27,565,516                 55,724,558
                                                                          ---------------------      ---------------------

       TOTAL LIABILITIES AND EQUITY                                               $ 48,499,053               $ 56,541,462
                                                                          =====================      =====================


           See notes to condensed consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                         FORM 10-Q - SEPTEMBER 30, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (SEE NOTE 1 - BASIS OF PRESENTATION)
                                   (Unaudited)


                                                          FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                      September 30,        September 30,         September 30,      September 30,
                                                           2002                 2001                  2002               2001
                                                       ----------          -------------          ------------      -------------
Rental revenues                                         $ 887,383           $ 2,049,343           $ 2,714,274        $ 5,936,477
                                                       ----------          -------------          ------------      -------------

Costs and Expenses:
       Operating expenses                                 231,196               510,737               680,645          1,315,541
       Depreciation and amortization                      287,030               408,923               645,302          1,204,715
       Asset management fee                                     -               217,938               105,863            650,103
       Transition management fee                           83,300                     -               208,250                  -
       Purchase of advisory agreements                          -                     -            15,262,114                  -
       Administrative expenses                            640,434                97,839             3,486,275            834,393
       Property management fee                             32,806                61,063                80,997            171,427
                                                       ----------          -------------          ------------      -------------
                                                        1,274,766             1,296,500            20,469,446          4,176,179
                                                       ----------          -------------          ------------      -------------

(Loss) income before equity income from joint
       ventures, interest and other income               (387,383)              752,843           (17,755,172)         1,760,298

       Equity income from joint ventures                  712,799                     -             2,117,941                  -
       Interest expense                                  (210,288)                    -              (493,115)                 -
       Interest income                                     17,002                86,570                45,381            339,395
       Other income                                             -                 5,200                     -             47,934
                                                       ----------          -------------          ------------      -------------

Net income (loss) from continuing operations              132,130               844,613           (16,084,965)         2,147,627
Net loss from discontinued operations                     (72,186)              (54,275)             (222,454)          (188,108)
                                                       ----------          -------------          ------------      -------------
Net income (loss)                                          59,944               790,338           (16,307,419)         1,959,519
Preferred dividends                                        (8,589)                    -               (21,286)                 -
                                                       ----------          -------------          ------------      -------------
Net income (loss) available for common shares            $ 51,355             $ 790,338          $(16,328,705)       $ 1,959,519
                                                       ==========          =============          ============      =============
EARNINGS PER SHARE - BASIC AND DILUTED
Net income (loss) from continuing operations               $ 0.16                $ 0.72              $ (18.90)            $ 1.83
Net loss from discontinued operations                       (0.09)                (0.05)                (0.26)             (0.16)
                                                       ----------          -------------          ------------      -------------
Earnings (loss) per share                                  $ 0.07                $ 0.67              $ (19.16)            $ 1.67
                                                       ==========          =============          ============      =============
Weighted average common shares                            788,772             1,173,998               852,271          1,173,998
                                                       ==========          =============          ============      =============







           See notes to condensed consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                         FORM 10-Q - SEPTEMBER 30, 2002

                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                                   (UNAUDITED)




                                        COMMON         ADDITIONAL           TREASURY            RETAINED
                                        STOCK           CAPITAL              STOCK              EARNINGS            TOTALS
                                     -------------  -----------------  -------------------  -----------------  -----------------
Balance, January 1, 2002                 $ 11,739       $ 56,083,569        $           -       $   (370,750)      $ 55,724,558

Purchase of treasury stock                      -                  -          (11,830,337)                 -        (11,830,337)

Preferred dividends                             -                  -                    -            (21,286)           (21,286)

Net loss                                        -                  -                    -        (16,307,419)       (16,307,419)
                                     -------------  -----------------  -------------------  -----------------  -----------------

Balance, September 30, 2002              $ 11,739       $ 56,083,569        $ (11,830,337)      $(16,699,455)      $ 27,565,516
                                     =============  =================  ===================  =================  =================


















           See notes to condensed consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                         FORM 10-Q - SEPTEMBER 30, 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         2002                 2001
                                                                    --------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                   $ (16,307,419)        $ 1,959,519
Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
         Depreciation and amortization                                    645,302           1,204,715
         Straight-line adjustment for stepped lease rentals                31,453             (79,478)
         Increase in bad debt reserve                                      40,000                   -
         Purchase of advisory agreement                                15,262,114                   -
         Equity income from joint venture                              (2,117,941)                  -
         Loss from discontinued operations                                222,454             188,108
Change in assets and liabilities:
       Accounts payable and accrued expenses                                8,382             (97,364)
       Receivables                                                        (29,394)            (89,651)
       Due to affiliates                                                        -            (335,041)
       Other assets                                                    10,785,673            (439,437)
                                                                    --------------        ------------

Net Cash Provided by Operating Activities                               8,540,624           2,311,371
                                                                    --------------        ------------

CASH FLOW FROM INVESTING ACTIVITIES -
       Discontinued operations                                           (150,654)           (121,943)
       Improvements to real estate                                       (501,744)           (202,462)
                                                                    --------------        ------------

Net Cash Used in Investing Activities                                    (652,398)           (324,405)
                                                                    --------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                     (11,830,337)                  -
       Proceeds from note payable                                      19,718,457                   -
       Payoff of note payable                                         (14,589,936)                  -
                                                                    --------------        ------------

Net Cash Used in Financing Activities                                  (6,701,816)                  -
                                                                    --------------        ------------

Increase in cash and cash equivalents                                   1,186,410           1,986,966
                                                                    --------------        ------------

Cash and cash equivalents, beginning of year                           11,122,456          10,222,394
Cash and cash equivalents related to investment in joint ventures      (8,282,967)                  -
                                                                    --------------        ------------

Adjusted cash and cash equivalents, beginning of year                   2,839,489          10,222,394
                                                                    --------------        ------------

Cash and cash equivalents, end of quarter                           $   4,025,899        $ 12,209,360
                                                                    ==============        ============
Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                                       $     493,115                 $ -
                                                                    ==============        ============

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Annual Report on Form 10-K Shelbourne Properties III, Inc. a Delaware corporation (the "Company"), for the year ended December 31, 2001.

As a result of the Company's incurring debt, the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis. The Company must instead utilize the equity method of accounting. As required, the Company's condensed consolidated statements of operations reflect the equity method of accounting subsequent to January 1, 2002 and pro-rata consolidation prior to that date. (See Note 2 - Investments in Joint Ventures).

The financial information contained herein is condensed and unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. Results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

As a result of the approval of the Plan of Liquidation (see Note 11 - Subsequent Events), the Company will adopt liquidation accounting during the last quarter of 2002.

2.       SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at acquisition. Items classified as cash equivalents include insured bank certificates of deposit and commercial paper. At times, cash balances at a limited number of banks may exceed insurable amounts. The Company believes it mitigates its risk by investing in or through major financial institutions.

Accounts Receivable

Accounts Receivable are stated net of allowance for doubtful accounts of $68,745 and $35,245 as of September 30, 2002 and December 31, 2001, respectively.

Investment in Joint Ventures

Certain properties are owned in joint ventures with Shelbourne Properties I, L.P. and/or Shelbourne Properties II, L.P. Prior to April 30, 2002, the Company owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, the Company's condensed consolidated financial statements presented the assets, liabilities, revenues, and expenses of the joint ventures on a pro-rata basis in accordance with the Company's percentage of ownership.

After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Note Payable discussed in Note 9, the Company is no longer able to account for its investments in joint

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting. Accordingly, the Company's balance sheet at September 30, 2002 and the Company's condensed consolidated statements of operations for the three months and nine months ended September 30, 2002 reflect the equity method of accounting.

If the change to equity accounting had been reflected upon the December 31, 2001 condensed consolidated balance sheet, the change would have been to reduce real estate and real estate held for sale by $26.3 million, cash and cash equivalents by $8.3 million, receivables by $.02 million, accounts payable and accrued expenses by $.4 million, which was offset by increases in other assets of $17.4 million and investment in joint ventures of $16.9 million.

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

Impairment write-downs recorded by the Company prior to April 17, 2001 did not affect the tax basis of the assets and were not included in the determination of taxable income or loss. No write-downs have been recorded since the effective date of the conversion.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Deferred Leasing and Loan Costs

Cost incurred in the execution of new tenant leases and renewals of existing leases are amortized over the life of the lease using a straight-line method. All un-amortized costs, due to early termination or eviction of existing tenant, are expensed.

Costs incurred with obtaining debt are amortized over the life of the debt.

Treasury Stock

Treasury stock is stated at cost.

Amounts Per Share

Net income (loss) per share is computed based on weighted average shares outstanding.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted this statement, which did not materially affect the Company's financial statements.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Under adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB opinion No. 30. The Company does not expect that this statement will have an effect on the Company's financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier adoption encouraged. The Company does not expect that this statement will have a material effect on the Company's financial statements.


3.       RELATED PARTY TRANSACTIONS

On February 14, 2002, the Company, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Company purchased an advisory agreement (the "Advisory Agreement") between the Company and Shelbourne Management LLC ("Shelbourne Management"), an affiliate of Presidio Capital Investment Company, LLC ("PCIC"), and the 385,226 shares of the Company's common stock held by subsidiaries of PCIC. PCIC is controlled and principally owned by affiliates of the former senior management of the Company. Pursuant to the Transaction the Company paid PCIC $11,830,337 in cash. Additionally, the Company's operating partnership, Shelbourne Properties III, L.P., issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936. Shelbourne Management's obligations under the contract terminated as of the effective date of the Transaction.

In conjunction with the Transaction, PCIC entered into an agreement with the Companies and their respective operating partnerships to provide transition services, namely, accounting, asset management, investor services and treasury and cash management, for a period up to one year from the date of the agreement (until February 14, 2003) for a fee of $83,300 per month. This fee is allocated equally among the Companies. For the period from July 1, 2002 to September 30, 2002, the Company paid PCIC $83,300 for transition services and for the period from February 15, 2002 to September 30, 2002, the Company paid PCIC $208,250 for transition services. As a result of the settlement of the lawsuit brought by HX Investors L.P. (see note 9) this agreement was terminated effective September 30, 2002. Effective October 1, 2002, Kestrel Management L.P. ("Kestrel"), an affiliate of the Companies, entered into an agreement with the Companies to provide the services that PCIC had previously provided for a fee of $600,000 per year, $50,000 per month, allocated equally among the Companies.

Prior to the Transaction, under the terms of the Advisory Agreements, Shelbourne Management provided the Company with all management and advisory services. For providing these services, Shelbourne Management received (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Company as of the last day of each year, (2) property management fees of up to 6% of property revenues, (3) $150,000 for non-accountable expenses and (4) reimbursement of expenses incurred in connection with the performance of its services.

Upon its disposition of the Advisory Agreements, Shelbourne Management was entitled to receive reimbursement for non-accountable expenses for the period from January 1, 2002 through February 14, 2002. For that period Shelbourne Management received $25,000. Shelbourne Management was also entitled to receive an asset management fee for the period of January 1, 2002 through February 14, 2002

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


equal to 1.25% of the gross asset value of the Company. For that period, Shelbourne Management received $105,863.

On April 17, 2001, High Equity Partners Series 88 (the "Predecessor Partnership") was converted into a Real Estate Investment Trust. With the conversion, the managing general partner of the Predecessor Partnership was no longer entitled to receive fees for the administration of the partnership. As of the conversion date, Shelbourne Management was entitled to receive the fees formerly paid to the managing general partner. During the quarter ended September 30, 2001, Shelbourne Management received $50,000 for non-accountable expenses and $217,938 for the asset management fee. For the nine months ended September 30, 2001, the managing general partner received $59,444 and Shelbourne Management received $90,556 for non-accountable expenses. For the nine months ended September 30, 2001, the managing general partner received $393,791 and Shelbourne Management received $256,312 for the asset management fee.

Since October 2000, Kestrel has performed all property management services directly for the Predecessor Partnership and as of April 17, 2001, Kestrel has performed all property management services directly for the Company. The Transaction did not have any effect on the property management services contract between the Company and Kestrel. For the three months ended September 30, 2002, Kestrel earned $70,463 that consisted of $32,806 earned from wholly owned properties and $37,657 earned from joint venture investment properties. For the three months ended September 30, 2001, Kestrel earned $61,063 that consisted of $25,497 from wholly owned properties and $35,566 earned from joint venture investment properties. For the nine months ended September 30, 2002, Kestrel earned $184,274 that consisted of $80,997 from wholly owned properties and $103,277 from joint venture investment properties. For the nine months ended September 30, 2001, Kestrel earned $171,427 that consisted of $73,450 from wholly owned properties and $97,977 earned from joint venture investment properties.

At September 30, 2002, $6,729,455 of receivables related from joint ventures were included in other assets.

4.  REAL ESTATE

The following table is a summary of the Company's real estate as of September 30, 2002:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                    SEPTEMBER 30, 2002           DECEMBER 31, 2001
                                                ---------------------------   ------------------------
                                                       (UNAUDITED)
Land                                               $             3,349,422      $           7,552,248
Buildings and improvements                                      19,273,830                 50,622,212
Less: Accumulated depreciation                                  (7,453,471)               (17,681,128)
                                                ---------------------------   ------------------------

Total Real Estate, net                             $            15,169,781      $          40,493,332
                                                ===========================   ========================

Real Estate held for Sale:
Land                                               $               638,088
Building and improvements, net                                   1,312,636
                                                ---------------------------

Total Real Estate held for Sale, net               $             1,950,724
                                                ===========================


See Note 2 "Investment in Joint Ventures" for the impact on real estate as a result of the change to equity accounting for joint ventures.

On January 14, 2002, one of the Company's joint ventures sold a supermarket in Edina, Minnesota for $3,500,000 that resulted in a gain on sale to the Company of $649,092. On January 30, 2002, the same joint venture sold a supermarket in Toledo, OH for $3,600,000 that resulted in a net loss to the Company of $186,380. These amounts are included in the Company's equity earnings from joint ventures. These two properties were classified as of December 31, 2001 in "Real Estate held for Sale."

On August 5, 2002, one of the Company's joint ventures sold a supermarket in Norcross, GA. The net proceeds of approximately $325,000 from the sale were approximately equal to the joint ventures' net book value of the property.

The Company has entered into a contract to sell Melrose Crossing II for a price of $2,200,000. The purchase price, exclusive of closing cost, will be paid with $400,000 in cash, and by delivery of a note for the balance of the purchase price. The note will mature on the first anniversary of the sale date, shall bear interest at 7% per annum and will be secured by the property. On October 2, 2002 a non-refundable deposit was received from the buyer in the amount of $160,000. The sale date is tentatively scheduled for the first quarter of 2003. Operations of Melrose Crossing II have been reclassified as discontinued operations on the statement of operations. The property is classified on the balance sheet as real estate held for sale at September 30, 2002.

5.  INVESTMENT IN JOINT VENTURES

The Company invests in three joint ventures, (568 Broadway, the Supervalue and Tri-Columbus Associates) which are accounted for under the equity method. The joint ventures' condensed consolidated statements of operations for the investment in joint ventures for the three months and nine months ended September 30, 2002, are as follows:

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                      FOR THE THREE                   FOR THE NINE
                                                       MONTHS ENDED                   MONTHS ENDED
                                                    SEPTEMBER 30, 2002             SEPTEMBER 30, 2002
                                                ---------------------------    ---------------------------
Rental revenues                                     $            3,678,718         $           10,353,406
Costs and expenses                                               1,389,878                      4,644,429
                                                ---------------------------    ---------------------------
Income before interest and other income                          2,288,840                      5,708,977
Interest income                                                     16,571                         62,707
Gain on sale                                                             -                        462,712
                                                ---------------------------    ---------------------------

Equity income from joint ventures                   $            2,305,411         $            6,234,396
                                                ===========================    ===========================

Equity income from joint ventures for
    Shelbourne Properties III, Inc.                 $              712,799         $            2,117,941
                                                ===========================    ===========================


6.       FEDERAL INCOME TAX CONSIDERATIONS

As of April 17, 2001, the Predecessor Partnership was converted into a corporation that elects to be taxed as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. As a result, the shareholders of the REIT are required to include their proportionate share of any distribution of taxable income on their returns. REITs are required to distribute at least 90% of their ordinary taxable income to shareholders and meet certain income, asset and shareholder ownership requirements.


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


8.       NOTE PAYABLE

On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

AG, New York Branch, as agent for itself and other lenders (referred to as the "Credit Facility" or the "Note Payable"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $19,718,457, of which $14,589,936 was used to repay the note issued in the Transaction, $142,871 to pay associated accrued interest and $556,712 to pay costs associated with the Credit Facility. The excess proceeds of $4,428,938 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 1.5% for the portion of the Note Payable secured by mortgages on certain real properties (Conversion rate), (ii) LIBOR plus 2.5% for the portion of the Note Payable secured by a pledge of partnership interests (LIBOR rate) or (iii) the greater of (a) agent's prime rate or (b) the federal funds rate plus 1.5% (Base rate). The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility. There has been no fee paid to date. Interest is payable monthly in arrears. The interest rate at September 30, 2002 was approximately 4.16%.

The Credit Facility is secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Companies and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Company are security for the Credit Facility, except for its property located in Illinois (Melrose Crossing II) and its joint ventures that own real property in Georgia and Indiana.

Under the terms of the Credit Facility, the Companies may only sell the pledged property if certain conditions are met. If properties are sold, the Companies must pay a fixed release amount to the lender except in the case of core properties, which have been defined as 568 Broadway, Century Park, Seattle Tower and Southport, in which case the Companies must pay the lender the greater of the net proceeds or the release amount. In addition, the Companies must maintain certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that may result in a change of control (as defined under the Credit Facility).

The Companies are jointly and severally liable under the Credit Facility but have entered into a Contribution and Cross-Indemnification Agreement.

9.       CLASS A 5% PREFERRED PARTNERSHP INTERESTS

In connection with the Transaction, the Company's operating partnership issued to Shelbourne Management 672.178 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitle the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($672,178). In addition, upon the liquidation of the operating partnership, each Class A Unit is entitled to a liquidation preference of $1,000 per unit. The Class A Units are not convertible into common units of the operating partnership or shares in the Company and the holders of the Class A Units do not have voting rights except in limited circumstances. Although the holders of the Class A Units do not have redemption rights, pursuant to the terms of the Purchase and Contribution Agreement entered into in connection with the Transaction, Shelbourne Management has the right to cause the operating partnership to reacquire the Class A Units upon the occurrence of certain events including, without limitation, if the aggregate assets of the Companies is below approximately $75 million or the outstanding debt under which the Companies are obligated is less than $55 million for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which is presently equal to $4,713,581 and

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

declines each February 13, May 13, August 13 and November 13 until it reaches zero on May 13, 2007. The Company is currently seeking alternative arrangements or transactions in an effort to eliminate the Put Premium if the Company's assets are less than $75 million, which will enable the Company to proceed with its Plan of Liquidation.

In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors 42% of the amounts paid to Shelbourne Management with respect to the Class A Units.


10.      SETTLEMENT AGREEMENT

On July 1, 2002, the Company, along with Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc., entered into settlement agreements with respect to certain outstanding litigation involving the Companies. In connection with the settlements, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with HX Investors, L.P. ("HX Investors") and Exeter Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the then owner of approximately 12% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $49.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval. HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation. Under the Plan of Liquidation, HX Investors was to receive incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $52.25 per share was made to the stockholders of the Company.

Subsequently, on July 29, 2002, Longacre Corp.("Longacre"), commenced a lawsuit individually and derivatively against the Company, Shelbourne Properties II, Inc., Shelbourne Properties III, Inc., their boards, HX Investors, and Exeter seeking preliminary and permanent injunctive relief and monetary damages based on purported violations of the securities laws and mismanagement related to the tender offer by HX Investors, the Stock Purchase Agreement, and the plan of liquidation. The suit was filed in federal court in New York, New York. On August 1, 2002, the court denied Longacre's motion for a preliminary injunction, and, on September 30, 2002, the court dismissed the lawsuit at the request of Longacre.

Contemporaneous with filing its July 29, 2002 lawsuit, Longacre publicly announced that its related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Company as were tendered for under the HX Investors Offer, at a price per share of $58.30. Over the course of the next several days, Longacre and HX Investors submitted competing proposals to the board of directors of the Company and made those proposals public. On August 4, 2002, Longacre notified the Company that it was no longer interested in proceeding with its proposed offer.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On August 5, 2002, the Company entered into an amendment to the Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $49.00 to $58.30. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $52.25 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

On August 16, 2002, the HX Investors Offer expired, and HX Investors acquired 236,631 shares representing 30% of the outstanding shares.

On August 19, 2002, as contemplated by the Stock Purchase Agreement, the existing Board of Directors and executive officer of the Company resigned, and the Board was reconstituted to consist of six members, four of whom are independent directors. In addition new executive officers were appointed.

Also on August 19, 2002, the Board of Directors of the Company authorized the issuance by the operating partnership of the Company of Class B Units to HX Investors which Class B Units provide distribution rights consistent with the intent and financial terms of the incentive payment provided for in the Stock Purchase Agreement described above and which distributions are payable only in the event that the Plan of Liquidation was adopted. On August 19, 2002, the operating partnership issued the Class B Units to HX Investors in full satisfaction of the incentive fee payment otherwise required under the Plan of Liquidation.


11.      SUBSEQUENT EVENTS

The Company has entered into a contract to sell Melrose Crossing II for a price of $2,200,000. The purchase price, exclusive of closing cost, will be paid with $400,000 in cash, and by delivery of a note for the balance of the purchase price. The note will mature on the first anniversary of the sale date, shall bear interest at 7% per annum and will be secured by the property. On October 2, 2002 a non-refundable deposit was received from the buyer in the amount of $160,000. The sale date is tentatively scheduled for the first quarter of 2003. Operations of Melrose Crossing II have been reclassified as discontinued operations on the statements of operations. The property is classified on the balance sheet as real estate held for sale at September 30, 2002.

On October 29, 2002, the Company held a special meeting of the Stockholders, at which time the Plan of Liquidation was approved by a majority of the shareholders.

On October 31, 2002, 568 Broadway Joint Venture, a joint venture in which the Company indirectly holds a 22.15% interest, entered into a contract to sell its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. It is anticipated that the sale of this property will occur, during the first quarter of 2003 and that all or substantially all of the proceeds from the sale will be required to pay off the Note Payable.

On November 5, 2002, the Board of Directors authorized the payment of a dividend in the amount of $8.25 per common share. The dividend will be paid to holders of record on November 15, 2002 and will be paid on November 21, 2002.

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

PCIC TRANSACTION

On February 14, 2002, the Company, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Company purchased an advisory agreement (the "Advisory Agreement") between the Company and Shelbourne Management LLC ("Shelbourne Management"), an affiliate of Presidio Capital Investment Company, LLC ("PCIC"), and the 385,226 shares of the Company's common stock held by subsidiaries of PCIC. PCIC is controlled and principally owned by affiliates of former senior management of the Company. Pursuant to the Transaction, the Company paid PCIC $11,830,337 in cash. Additionally, the Company's operating partnership, Shelbourne Properties III, L.P., issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936. Shelbourne Management's obligations under the contract terminated as of the effective date of the Transaction.

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

HYPO LOAN

On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility has a term of three years and is prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,075 under the Credit Facility. The Company's share of the proceeds amounted to $19,718,457, of which $14,589,936 was used to repay the note issued in the Transaction, $142,871 to pay associated accrued interest and $556,712 to pay costs associated with the

Credit Facility. The excess proceeds of $4,428,938 were deposited into the Company's operating cash account. The Companies have the right, from time to time, to elect an annual interest rate equal to (i) LIBOR plus 1.5% for the portion of the Note Payable secured by mortgages on certain real properties (Conversion rate), (ii) LIBOR plus 2.5% for the portion of the Note Payable secured by a pledge of partnership interests (LIBOR rate) or (iii) the greater of (a) agent's prime rate or (b) the federal funds rate plus 1.5% (Base rate). The Companies are required to pay the lenders, from time to time, a commitment fee equal to .25% of the unborrowed portion of the Credit Facility. There has been no fee paid to date. Interest is payable monthly in arrears. The interest rate at September 30, 2002 was approximately 4.16%.

The Credit Facility is secured by (i) a pledge by the operating partnerships of their membership interest in their wholly-owned subsidiaries that hold their interests in joint ventures with the other Companies and (ii) mortgages on certain real properties owned directly or indirectly by the operating partnerships. All of the properties of the Company are security for the Credit Facility, except for its property located in Illinois (Melrose Crossing II) and its joint ventures that own real property in Georgia and Indiana.

Under the terms of the Credit Facility, the Companies may only sell the pledged property if certain conditions are met. If properties are sold, the Companies must pay a fixed release amount to the lender except in the case of core properties, which have been defined as 568 Broadway, Century Park, Seattle Tower and Southport, in which case the Companies must pay the lender the greater of the net proceeds or the release amount. In addition, the Companies must maintain certain debt yield maintenance ratios and comply with restrictions relating to engaging in certain equity financings, business combinations and other transactions that may result in a change of control (as defined under the Credit Facility).

The Companies are joint and severally liable under the Credit Facility but have entered into a Contribution and Cross-Indemnification Agreement.

Following a request by HX Investors, L.P. ("HX Investors") - the largest stockholder of the Company and an entity controlled by Mr. Michael Ashner (who, effective August 19, 2002, became a director and chief executive officer of the Companies) - on April 30, 2002 the board of directors of the Company waived a provision in its certificate of incorporation (as it applies to HX Investors) that otherwise prohibits a stockholder from beneficially owning more than 8% of the common stock of the Company to allow HX Investors to own up to 12% of the common stock of each Company. Pursuant to a Stockholder Agreement among the Company, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc., HX Investors and the general partner of HX Investors, HX Investors agreed that until January 1, 2003, with respect to all matters submitted for the approval of the Company's stockholders (1) with the approval and recommendation of the Company's board of directors or (2) by HX Investors or its affiliates, HX Investors and its affiliates would vote all shares beneficially owned by them in excess of the 8% threshold in proportion to the votes cast by the stockholders of the Company (including the 8% of the shares beneficially owned by HX Investors). Mr. Ashner is associated with Kestrel, the property manager for the Company's properties.

The foregoing descriptions of the Stockholder Agreement and the Credit Facility are qualified in their entirety by reference to such agreements, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed on May 14, 2002, which is incorporated herein by reference.

CHANGE IN CONTROL

On July 1, 2002, the Company, along with Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc., entered into a settlement agreement with respect to certain outstanding litigation brought by HX

Investors in the Chancery Court of Delaware against the Companies. At the same time, the Company, along with Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. entered into a letter agreement settling other outstanding litigation brought by shareholders against the Companies, subject to approval by the court of a stipulation of settlement. In connection with the settlements, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with HX Investors and Exeter Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the then owner of approximately 11.5% of the outstanding common stock of the Company, agreed to conduct a tender offer for up to an additional 30% of the Company's outstanding stock at a price per share of $49.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

Pursuant to the Stock Purchase Agreement, the board of directors of the Company approved a plan of liquidation for the Company (the "Plan of Liquidation") and agreed to submit the Plan of Liquidation to its stockholders for approval. HX Investors agreed to vote all of its shares in favor of the Plan of Liquidation. Under the Plan of Liquidation, HX Investors was to receive an incentive payment of 25% of gross proceeds after the payment of a priority return of approximately $52.25 per share was made to the stockholders of the Company.

Subsequently, on July 29, 2002, Longacre Corp("Longacre"), commenced a lawsuit individually and derivatively against the Company, Shelbourne Properties II, Inc., Shelbourne Properties III, Inc., their boards, HX Investors, and Exeter seeking preliminary and permanent injunctive relief and monetary damages based on purported violations of the securities laws and mismanagement related to the tender offer by HX Investors, the Stock Purchase Agreement, and the plan of liquidation. The suit was filed in federal court in New York, New York. On August 1, 2002, the court denied Longacre's motion for a preliminary injunction, and the court dismissed the lawsuit on September 30, 2002, at the request of Longacre.

Contemporaneous with filing its July 29, 2002 lawsuit, Longacre publicly announced that its related companies, together with outside investors, were prepared to initiate a competing tender offer for the same number of shares of common stock of the Company as were tendered for under the HX Investors Offer, at a price per share of $53.90. Over the course of the next several days, Longacre and HX Investors submitted competing proposals to the board of directors of the Company and made those proposals public. On August 4, 2002, Longacre notified the Company that it was no longer interested in proceeding with its proposed offer.

On August 5, 2002, the Company entered into an amendment to the Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $49.00 to $58.30. The amendment also reduced the incentive payment payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $52.25 per share priority return to stockholders of the Company, and included certain corporate governance provisions.

On August 16, 2002, the HX Investors Offer expired and HX Investors acquired 236,631 shares representing 30% of the outstanding shares.

On August 19, 2002, as contemplated by the Stock Purchase Agreement, the existing Board of Directors and executive officer of the Company resigned, and the Board was reconstituted to consist of six members, four of whom are independent directors. In addition new executive officers were appointed.

Also on August 19, 2002, the Board of Directors of the Company authorized the issuance by the operating partnership of the Company of Class B Units to HX Investors which Class B Units provide distribution rights to HX Investors only in the event that the Plan of Liquidation were adopted and consistent with the intent and financial terms of the incentive payment provided for in Stock Purchase Agreement described above. On August 19, 2002, the operating partnership issued the Class B Units to HX Investors in full satisfaction of the incentive fee payment otherwise required under the Plan of Liquidation.

RECENT DEVELOPMENTS

The Company has entered into a contract to sell Melrose Crossing II for a price of $2,200,000. The purchase price, exclusive of closing cost, will be paid with $400,000 in cash, and by delivery of a note for the balance of the purchase price. The note will mature on the first anniversary of the sale date, shall bear interest at 7% per annum and will be secured by the property. On October 2, 2002 a non-refundable deposit was received from the buyer in the amount of $160,000. The sale date is tentatively scheduled for the first quarter of 2003. Operations of Melrose Crossing II have been reclassified as discontinued operations on the statements of operations. The property is classified on the balance sheet as real estate held for sale at September 30, 2002.

On October 29, 2002, the Company held a special meeting of the Stockholders at which time the Plan of Liquidation was approved by a majority of the shareholders.

On October 31, 2002, 568 Broadway Joint Venture, a joint venture in which the Company indirectly holds a 22.15% interest, entered into a contract to sell its property located at 568 Broadway, New York, NY for a gross sales price of $87,500,000. It is anticipated that the sale of this property will occur during the first quarter of 2003 and that all or substantially all of the proceeds from the sale will be required to pay off the Note Payable.

On November 5, 2002, the Board of Directors authorized the payment of a dividend in the amount of $8.25 per common share. The dividend will be paid to holders of record on November 15, 2002 and will be paid on November 21, 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related Notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of long-lived assets. At September 30, 2002 and December 31, 2001, the Company had approximately $17,120,505 and $17,149,117 of real estate (net), accounting for approximately 35% and 31%, respectively, of the Company's total assets. The Company has entered into an agreement to sell Melrose Crossing II and at September 30, 2002 is classified as Real Estate Held for Sale. Property and equipment is carried at cost net of adjustments for impairment. The fair value of the Operating Partnership's property and equipment is dependent on the performance of the properties.

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

For the years ended December 31, 2001, 2000, and 1999, no impairment losses have been recorded. Cumulative impairment losses from previous years for all properties included in real estate in the accompanying balance sheets would amount to $13,481,000. Impairment write-downs recorded by the Corporation do not affect the tax basis of the assets and are not included in the determination of taxable income or loss.

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

Revenue Recognition. Base rents are recognized on a straight-line basis over the terms of the related leases. Percentage rents charged to retail tenants based on sales volume are recognized when earned pursuant to Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements," issued by the Securities and Exchange Commission in December 1999, and the Emerging Issues Tax Force's consensus on Issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods." The Company defers recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. Recoveries from tenants for taxes, insurance and other operating expenses are recognized as revenue in the period the applicable expenses are incurred.


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

After April 30, 2002, as a result of the Company's incurring debt in connection with entering into the Note Payable discussed in Note 9 in the "Notes to Condensed Consolidated Financial Statements", after April 30, 2002, the Company is no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must utilize the equity method of accounting. As required, effective January 1, 2002, the Company's condensed consolidated balance sheet and the condensed consolidated statements of operations reflect the equity method of accounting.

PRO-FORMA FINANCIAL INFORMATION

The following tables show (i) pro-forma condensed consolidated balance sheet as of December 31, 2001 and (ii) pro-forma condensed consolidated statement of operations for the three months and nine months ended September 30, 2001, both reflecting the impact of the change to equity accounting for the investments in joint ventures. The pro-forma information is provided for the purpose of comparing results of operations for 2002 and 2001 in the review of management's discussion and analysis. The Company's total equity did not change.

CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEET INFORMATION

                                                         AS REPORTED              PRO-FORMA              EQUITY METHOD
                                                      DECEMBER 31, 2001          ADJUSTMENTS           DECEMBER 31, 2001
                                                   ------------------------   -------------------   ------------------------
ASSETS

Real estate, net                                              $ 40,493,332         $ (23,344,215)              $ 17,149,117
Real estate held for sale                                        2,961,146            (2,961,146)                         -
Cash and cash equivalents                                       11,122,456            (8,282,967)                 2,839,489
Other assets                                                     1,921,600            17,357,319                 19,278,919
Receivables, net                                                    42,928               (18,403)                    24,525
Investment in joint ventures                                             -            16,914,312                 16,914,312
                                                   ------------------------   -------------------   ------------------------

Total Assets                                                  $ 56,541,462         $    (335,100)              $ 56,206,362
                                                   ========================   ===================   ========================

LIABILITIES

Accounts payable and accrued expenses                         $    816,904         $    (335,100)              $    481,804
                                                   ------------------------   -------------------   ------------------------

Total Liabilities                                             $    816,904         $    (335,100)              $    481,804
                                                   ========================   ===================   ========================

CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                              SEPTEMBER 30,
                                                 As        Pro-forma                        As        Pro-forma
                                              Reported    Adjustments                    Reported    Adjustments
                                                2001          2001          Total          2001          2001           Total
                                             ----------   ------------    ---------    -----------   -------------   -----------
Rental revenues                              $2,049,343   $(1,249,658)    $ 799,685    $ 5,936,477   $ (3,435,196)   $ 2,501,281
Costs and expenses                            1,296,500      (504,346)      792,154      4,176,179     (1,481,944)     2,694,235
                                             ----------   ------------    ---------    -----------   -------------   -----------
Income (loss) before equity income in
joint ventures, interest and other income       752,843      (745,312)        7,531      1,760,298     (1,953,252)      (192,954)
      Equity income from joint ventures               -       815,560       815,560              -      2,250,946      2,250,946
      Interest income                            86,570       (70,248)       16,322        339,395       (264,660)        74,735
      Other income                                5,200                       5,200         47,934        (33,034)        14,900
                                             ----------   ------------    ---------    -----------   -------------   -----------
Net income from continuing operations         $ 844,613           $ -     $ 844,613    $ 2,147,627            $ -    $ 2,147,627
                                             ==========   ============    =========    ===========   =============   ===========

LIQUIDITY AND CAPITAL RESOURCES

The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. On October 29, 2002, the Company's shareholders approved the Plan of Liquidation. Accordingly, it is expected that the Company will seek to sell its properties in the near term.

In this regard, on October 31, 2002, 568 Broadway Joint Venture, a joint venture in which the Company indirectly holds a 22.15% interest, entered into a contract to sell its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. It is anticipated that the sale of this property will occur during the first quarter of 2003 and that all or substantially all of the proceeds from the sale will be required to pay off the Note Payable.

The Company had $4,025,899 in cash and cash equivalents at September 30, 2002. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $1,186,410 from $2,839,489 for the year ended December 31, 2001. The increase resulted from $8,389,970 of cash provided by operating activities partially offset by $6,701,816 used in financing activities and $501,744 used in investment activities. Additionally, the Company's joint ventures held cash at September 30, 2002 of which the Company's allocable share was $4,030,919.

Cash used in financing activities consisted of $11,830,337 paid to PCIC in connection with the Transaction and $14,589,936 paid to retire the note that was issued in relation to the Transaction which was partially offset by the receipt of proceeds from the initial borrowing under the Credit Facility of $19,718,457.

Currently, the Company's primary source of funds is cash flow from the operation of its properties, principally rents billed to tenants, that amounted to $887,383 and $2,714,274 for the three months and nine months ended September 30, 2002.

As disclosed in Item 1. Financial Statements - Note 9, the operating partnership of the Company has issued Class A Preferred Units (the "Class A Units") which entitle the holder thereof to certain rights to require the operating partnership to redeem such units at a significant premium if the aggregate assets of the Companies fall below approximately $75 million or the outstanding debt under which the Companies are obligated is less than approximately $55 million

The Company is currently negotiating to acquire an interest in a joint venture with the other Companies that will hold an interest in 20 hotels leased to a subsidiary of Accor S.A. (Motel 6) for a purchase price of $926,030, which hotels will be subject to existing non-recourse debt of approximately $74.6 million. In connection with this acquisition, the terms of the Class A Units will be amended to delete the right of PCIC (the holder of the Class A Units) to put the preferred units to the operating partnership in the event that the value of the Company's assets falls below a certain threshold. Further, the transaction will provide additional non-recourse debt under which the Companies will be obligated and will satisfy the debt level requirements for the Class A unitholders. If the foregoing transaction is not consummated or an alternative arrangement or transaction is not entered into, the sale of 568 Broadway would enable the holder of the Class A Units to exercise its right to put the Class A Units to the Company for a price equal to the liquidation preference for such Class A Units plus the put premium. See "Item 1 Financial Statements - Note 9."

For the three months and nine months ended September 30, 2002, the Company made payments amounting to $42,550 and $501,744 respectively in capital expenditures that were funded from cash flow and the Company's working capital reserves. In addition to tenant improvements at the properties, the nine-month total of capital expenditures consisted of a new roof at the Livonia Plaza property.

The budgeted expenditures for the remainder of 2002 capital improvements and capitalized tenant procurement costs are an aggregate of $15,855. These costs are to be incurred in the normal course of business and funded from cash flows from the operation of the properties and working capital reserves that are temporarily invested in short-term money market instruments. The actual amount of such expenditures depends upon the level of leasing activity and other factors that cannot be predicted with certainty.

Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant impact on the Company's liquidity.

RESULTS OF OPERATIONS

The management's discussion and analysis compares the results of operations reflecting the equity method of accounting for the three and nine months ended September 30, 2002 to the pro-forma statement of operations for the same period ended September 30, 2001.

Nine months ended September 30, 2002 vs. September 30, 2001

Net income

The Company's net income from continuing operations decreased by $18,232,592 to a net loss of $16,084,965 for the nine months ended September 30, 2002 from $2,147,627 for the nine months ended September 30, 2001. This decrease is primarily attributable to expenses incurred in connection with the Transaction, including the purchase of the Advisory Agreement, legal fees and consulting fees to Lazard Freres & Co LLC ("Lazard") for its advisory and valuation services for the Company. In addition, further contributing to this decrease were the legal fees associated with defending the lawsuits brought in connection with the Transaction. Partially offsetting the increase in costs and expenses was an increase in rental revenue of $212,993.

Rental Revenues

Rental revenues increase by $212,993 or approximately 9% to $2,714,274 during the nine months ended September 30, 2002 from $2,501,281 during the nine months ended September 30, 2001 due to increases in base rent of $127,140 and common area maintenance charges of $72,250 as well as an aggregate increase in all other rental revenue categories of $13,603.

Costs and Expenses

Costs and expenses, for the nine months ended September 30, 2002 amounted to $20,469,446, an increase of $17,775,211 from the same period in 2001. This increase consists of a one-time expense of $15,262,114 in relation to the purchase of the Advisory Agreements. The remaining costs and expenses amounted to $5,207,332 for the nine months ended September 30, 2002, an increase of $2,513,097 from the $2,694,235 incurred for the same period in 2001. This increase is primarily due to an increase in administrative expenses related to the Transaction, particularly legal, professional and consulting fees.

Operating expenses decreased slightly despite increased insurance costs. Depreciation and amortization increased by $179,150 primarily due to increased tenant improvements and procurement costs. Property management costs increased slightly due to increased collections. The partnership asset management fee decreased by $544,240 for the nine months ended September 30, 2002 from $650,103 for the same period in 2001 as the obligation to pay the partnership asset management fee terminated with the consummation of the Transaction. For the nine months ended September 30, 2002, $105,863 in partnership asset management fees was paid to Shelbourne Management and $208,250 to PCIC thereafter in accordance with PCIC's agreement to provide transition services to the Company upon the consummation of the Transaction. This agreement was terminated as of September 30, 2002.

Non-operating Income and Expenses

Equity income from the investment in joint ventures decreased by $133,005 or approximately 6% to $2,117,941 for the nine months ended September 30, 2002 from $2,250,946 for the same period in 2001. This decrease was primarily due to the decrease in net income from the Supervalu properties of $36,432, as a result of the sale of the Edina, Minnesota and Toledo, Ohio properties in January 2002 and the declaration of bankruptcy by the tenant at the Atlanta, GA property that was sold on August 5, 2002. These decreases were partially offset by the increase in 568 Broadway net income of $229,733.

Interest expense of $142,871 was paid on the note issued in the Transaction. An additional $350,244 in interest was incurred on the Credit Facility dated May 1, 2002. Interest from the Credit Facility is a first-time expense because prior to the conversion from a partnership to a REIT, no debt was allowed on any of the properties.

Interest income decreased by $29,354 or 39% to $45,381 for the current period as compared to $74,735 for the comparable period in 2001 due to significantly lower cash balances due to the Transaction and other fees paid.

Loss from discontinued operations (Melrose Crossing II which is under agreement to be sold) increased $34,346 to $222,454 for the nine months ended September 30, 2002 from $188,108 for the nine months ended September 30, 2001 primarily due to the increase insurance expenses.

Inflation

Inflation is not expected to have material impact on the operations or financial position of the Company.

Three months ended September 30, 2002 vs. September 30, 2001

Net Income

The Company had net income from continuing operations of $132,130 for the three months ended September 30, 2002, a decrease of $712,483 or 84% from $844,613 from the same period in 2001. This decrease was due to an increase of costs and expenses primarily due to the incurrence of legal, professional and consulting fees resulting from lawsuits partially offset by an increase in rental revenue of $87,698.

Rental Revenue

Rental revenues increased by $87,698, or approximately 11% from $799,685 during the three months ended September 30, 2001 to $887,383 during the three months ended September 30, 2002. This was due to an increase in base rent of $28,136, common area maintenance charges and real estate tax recovery of $83,051 that was partially offset by an aggregate decrease in all other rental revenue categories of $23,489.

Costs and Expenses

Costs and expenses for the three months ended September 30, 2002 amounted to $1,274,766, an increase of $482,612 from $792,154 in the same period in 2001. The increase is primarily due to an increase in administrative expenses due to increased legal, professional and consulting fees. The remaining costs and expense amounted to $634,322 for the three months ended September 30, 2002, a decrease of $70,020 or approximately 10%, from the same period in 2001.

The Company experienced higher depreciation and amortization costs of $127,662 due to real estate improvements and tenant procurement costs. Property management fees increased slightly to $32,806 from $25,497 due to increased collections. These increases were offset by a decrease in operating costs of $70,343 due reduced repair and maintenance costs. Expenses related to partnership asset management fees decreased by $134,638 for the three months ended September 30, 2002 from the same period in 2001 as the obligation to pay the asset management fee terminated with the consummation of the Transaction. PCIC was paid $83,300 for the three months ended September 30, 2002 in accordance with PCIC's agreement to provide transition services to the Company upon the consummation of the Transaction. This agreement was terminated as of September 30, 2002.

Non-Operating Income and Expenses

Equity income from the investment in joint ventures decreased by $102,761 or approximately 13% to $712,799 for the three months ended September 30, 2002 from $815,560 for the same period in 2001. This was primarily due to the decrease in net income from the Supervalu properties due to the sale of Edina, Minnesota and Toledo, Ohio in January 2002 and the declaration of bankruptcy of the tenant in the Atlanta, GA property that was sold on August 5, 2002. These decreases were offset by the increase in the net income at 568 Broadway of $134,990.

Interest expense for the three months ended September 30, 2002 amounted to $210,288 under the Credit Facility. Interest from the Credit Facility is a first-time expense because prior to the conversion from a partnership to a REIT, no debt was allowed on any of the properties.

Interest income increased by $680 to $17,002 for the current period as compared to $16,322 for the comparable period in 2001.

Loss from discontinued operations, Melrose Crossing II which is under agreement to be sold, increased $17,911 to $72,186 for the three months ended September 30, 2002 from $54,275 for the three months ended September 30, 2001 primarily due to the costs of retaining of a property tax consultant.

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

FFO for the three-month and nine-month periods ended September 30, 2002 and 2001 are summarized in the following table:

                                                       THREE MONTHS ENDED,                          NINE MONTHS ENDED,
                                                SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,
                                                   2002                  2001                  2002                    2001
                                            ------------------   --------------------   --------------------  --------------------
 Net (Loss) Income (A)                               $ 59,994              $ 790,338           $(16,307,419)          $ 1,959,519

 Plus:  Depreciation related
  to real estate and tenant improvements              221,591                151,344                530,356               454,096

Plus: Amortization of leasing
        commissions                                    19,343                 21,894                 57,265                53,669

Plus: Adjustments for
        unconsolidated joint ventures (B)             216,506                249,555                718,796               737,548
                                            ------------------   --------------------   --------------------  --------------------

 Funds From Operations (A)                          $ 517,434            $ 1,213,131           $(15,001,002)          $ 3,204,832
                                            ==================   ====================   ====================  ====================


         (A) Net Income and Funds From Operations for the nine months ended September 30, 2002 include $15,262,114 related to the purchase of the Advisory Agreements.

         (B) Adjustments for unconsolidated joint ventures includes all adjustments to convert the Company's share of net income from unconsolidated joint ventures to FFO


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk the Company faces is interest rate sensitivity. The Company's long-term debt bears interest at a floating rate, and therefore is exposed to the risk of interest rate changes. At November 13, 2002, borrowings under the secured revolving credit facility totaled $19,718,457 and initially bore an interest rate of LIBOR plus 2.5%. Based on the balance outstanding on the credit facility at November 13, 2002 and the interest rate at that date, a 10% increase in LIBOR would increase the interest expense in 2002 by approximately $21,000. Conversely, a 10% decrease in LIBOR would decrease the interest expense in 2002 by the same amount. The gain or loss the Company ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Company does not believe that it has any risk related to derivative financial instruments.


ITEM 4.     CONTROLS AND PROCEDURES

The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There has been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Delaware Plaintiffs litigation

As previously disclosed in the Company's report on Form 10-Q filed May 15, 2002, a group of plaintiffs (the "Delaware Plaintiffs") brought suit derivatively on behalf of the Companies against NorthStar, PCIC, Shelbourne Management and eight former and present directors of the boards of directors of the Companies (the "Individual Defendants"). The Delaware Plaintiffs filed a consolidated class and derivative complaint on April 10, 2002 alleging that the boards of directors of the Companies mismanaged the Companies making it less likely that they could pay dividends. Plaintiffs seek disgorgement of profits, accounting for profits and rescission of an agreement to repurchase shares of stock held by PCIC and purchase the Advisory Agreements. On May 15, 2002, the Delaware Plaintiffs filed a second consolidated and amended class and derivative action complaint that additionally sought to have the Company consider all available transactions to maximize shareholder value.


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

A letter of agreement of settlement was signed by the parties on July 1, 2002. A stipulation of settlement was entered on July 3, 2002. The principal terms of the settlement were that the Companies and their boards of directors would facilitate the HX Investors Offer; conduct annual meetings on September 9, 2002 and expand the board of directors of each of the Companies from four members to nine, four of whom would be independent directors as well as implementing corporate governance protections. The settlement also provided for, among other things, a contribution of up to one million dollars, as approved by the court, for plaintiffs' attorneys fees.

Longacre Corp. litigation

Longacre Corp. ("Longacre") filed an action on July 29, 2002 in the United States District Court for the Southern District of New York against the Companies seeking (i) a declaration that HX Investors violated Sections 13(e) and 14(d) and (e) of the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated there under and that the 25% liquidation premium to be paid to HX Investors and Exeter Capital Corporation upon liquidation of the Companies is invalid and illegal; and (2) an injunction enjoining HX Investors from proceeding with the HX Investors Offer until HX Investors makes the appropriate filings and disclosures. A hearing on Longacre's Motion for an Injunction was held on August 1, 2002, and a preliminary injunction was denied. The court dismissed the lawsuit on September 30, 2002, at the request of Longacre.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number   Description
------   -----------
(2.1) Stock Purchase Agreement among HX Investors, Exeter Capital Corporation and the Company (4)

(2.2)    Amendment No. 1 to Stock Purchase Agreement (6)

(2.3)    Plan of Liquidation (7)

(3.1)    Amended and Restated Certificate of Incorporation of the Company(1)

(3.2)    Amended and Restated Bylaws of the Corporation (1)

(4.1) Amended and Restated Agreement of Limited Partnership of the operating partnership (1)

(4.2)    Shareholder Rights Agreement (1)

(4.3)    Amendment to Shareholder Rights Agreement (2)

(4.4) Certificate of Designations, Preferences and Rights of Series A Preferred Stock (1)

(4.5) Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002 (3)

(4.6)    Amendment No. 2 to Shareholder Rights Agreement (5)

(10.1) Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for itself and the other lenders (3)

(10.2) Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of each lender in the aggregate principal amount of $75,000,000 (3)

(10.3) Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be amended, restated, replaced, supplemented or otherwise modified from time to time (3)

(10.4) Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries (3)

(10.5) Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in favor of the lenders (3)

(10.6) Form of Mortgage, dated as of April 30, 2002, issued by the Company to Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (3)

(10.7) Settlement Agreement and Mutual Release between HX Investors, the Companies and Shelbourne Management (4)

(10.8)   Amendment No. 1 to Settlement Agreement (6)

(99.1) Partnership Unit Designation of the Class A Preferred Partnership Units of the Operating Partnership(2)

(99.2) Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership

(99.3 )  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

------------
(1) incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended

(2) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002

(3) incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.

(4) incorporated by reference to the Current Report of the Company on Form 8-K filed on July 2, 2002.

(5) incorporated by reference to the Current Report of the Company on Form 8-K filed on July 8, 2002

(6) incorporated by reference to the Current Report of the Company on Form 8-K filed on August 5, 2002

(7) incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on September 27, 2002

(b)  REPORTS ON FORM 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended September 30, 2002:

(i) Press release announcing that the Companies had entered into the HX Investors Stock Purchase Agreement.

         Item reported: 5

         Dated filed: July 2, 2002

(ii)     Amendment to Company's Shareholders Rights Agreement.

         Item reported: 5

         Dated filed: July 8, 2002

(iii)    Amendment to HX Investors Stock Purchase Agreement and Settlement
         Agreement.

         Item reported: 5

         Dated filed: August 5, 2002

(iv)     Change in Control of the Company.

         Item reported: 1

         Dated filed: August 21, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Shelbourne Properties III, Inc.
                                            (Registrant)


Dated:   November 13, 2002                  By: /S/ Michael L. Ashner
                                                ---------------------
                                                Michael L. Ashner
                                                (Chief Executive Officer)

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10-Q SEPTEMBER 30, 2002

CERTIFICATIONS

I, Michael L. Ashner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shelbourne Properties III, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10-Q SEPTEMBER 30, 2002

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:  November 13, 2002                    /s/ Michael L. Ashner
                                                     ---------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10-Q SEPTEMBER 30, 2002

                                 CERTIFICATIONS

I, Carolyn B. Tiffany, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shelbourne Properties III, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10-Q SEPTEMBER 30, 2002

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date: November 13, 2002                    /s/ Carolyn B. Tiffany
                                                    ----------------------
                                                    Carolyn B. Tiffany
                                                    Chief Financial Officer

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10-Q SEPTEMBER 30, 2002


EXHIBIT INDEX


Exhibit
Number   Description                                                                             Page
------   -----------                                                                             ----
2.1      Stock Purchase Agreement among HX Investors, Exeter Capital Corporation
         and the Company                                                                         (4)
2.2      Amendment No. 1 to Stock Purchase Agreement                                             (6)
2.3      Plan of Liquidation                                                                     (7)
3.1      Amended and Restated Certificate of Incorporation of the Company                        (1)
3.2      Amended and Restated Bylaws of the Corporation                                          (1)
4.1      Amended and Restated Agreement of Limited Partnership of the operating partnership      (1)
4.2      Shareholder Rights Agreement                                                            (1)
4.3      Amendment to Shareholder Rights Agreement                                               (2)
4.4      Certificate of Designations, Preferences and Rights of Series A Preferred Stock         (1)
4.5      Stockholder Agreement, among the Companies and HX Investors, LP and
         Exeter Capital Corporation, dated as of April 30, 2002                                  (3)
4.6      Amendment No. 2 to Shareholder Rights Agreement                                         (5)
10.1     Revolving Credit Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships'
         wholly-owned subsidiaries, the lenders from time to time party thereto and Bayerische Hypo-Und Vereinsbank AG, New York branch, as agent for
         itself and the other lenders                                                            (3)
10.2     Promissory note, dated April 30, 2002, issued by the operating partnerships of the Companies and such operating partnerships' wholly-owned subsidiaries in
         favor of each lender in the aggregate principal amount of $75,000,000                   (3)
10.3     Cash Management Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies, such operating partnerships' wholly-owned subsidiaries, the agent and Deposit Bank (as defined therein), as the same may be
         amended, restated, replaced, supplemented or otherwise modified from time to time       (3)
10.4     Contribution and Cross-Indemnification Agreement, dated as of April 30, 2002, among the operating partnerships of the Companies and such operating partnerships'
         wholly-owned subsidiaries                                                               (3)
10.5     Pledge and Security Agreement, dated as of April 30, 2002, by the operating partnerships of the Companies and such operating partnerships' wholly-owned
         subsidiaries in favor of the lenders                                                    (3)
10.6     Form of Mortgage, dated as of April 30, 2002, issued by the Company to
         Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for
         itself and other lenders                                                                (3)
10.7     Settlement Agreement and Mutual Release between HX Investors,
         the Companies and Shelbourne Management                                                 (4)
10.8     Amendment No. 1 to Settlement Agreement                                                 (6)
99.1     Partnership Unit Designation of the Class A Preferred Partnership
         Units of the Operating Partnership                                                      (2)
99.2     Partnership Unit Designation of the Class B Partnership Units of the
         Operating Partnership                                                                   40


99.3     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                 44

------------------
(1)      incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11,
         2000, as amended
(2)      incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002
(3)      incorporated by reference to the Current Report of the Company on Form 8-K filed on May 14, 2002.
(4)      incorporated by reference to the Current Report of the Company on Form 8-K filed on July 2, 2002.
(5)      incorporated by reference to the Current Report of the Company on Form 8-K filed on July 8, 2002
(6)      incorporated by reference to the Current Report of the Company on Form 8-K filed on August 5, 2002
(7)      incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A
         filed on September 27, 2002