Form 10-Q
period 2003-03-31
SHELBOURNE PROPERTIES III INC
filed 2003-05-15
CIK 1106038

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                                --------------

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


     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 570-4600
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


Indicated by check whether registrant is an accelerated filer (as identified in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---


As of May 12, 2003, there were 788,772 shares of common stock outstanding.

================================================================================

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


                                      INDEX


   Part I.    Financial Information                                                                Page
                                                                                                   ----
   Item 1.    Consolidated Financial Statements:

              Consolidated Statements of Net Assets (Liquidation Basis) for
              March 31, 2003 and December 31, 2002...............................................    3

              Consolidated Statement of Operations and Changes in Net Assets
              (Liquidation Basis) for the Three Months Ended March 31, 2003 and
              Consolidated Statement Operations (Going Concern) for the
              Three Months Ended March 31, 2002 (Restated).......................................    4

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2003 (Liquidation Basis) and
              the Three Months Ended March 31, 2002 (Going Concern) (Restated)...................    5

              Notes to Consolidated Financial Statements.........................................    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   16

   Item 3.    Quantitative and Qualitative Disclosure about Market Risk..........................   22

   Item 4.    Controls and Procedures............................................................   22


   Part II.   Other Information:

   Item 6.    Exhibits and Reports on Form 8-K...................................................   23

   Signatures ...................................................................................   24


                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


            CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002


                                                                                 March 31, 2003            December 31, 2002
                                                                             -----------------------     ----------------------
                                                                                  (Unaudited)
ASSETS

Real estate held for sale                                                             $  16,388,074              $  31,146,000

Investments in joint ventures                                                            14,987,513                 37,202,673

Cash and cash equivalents, of which $1,001,370 is restricted
   cash at March 31, 2003                                                                 2,271,423                    260,370

Other assets                                                                                153,971                    273,333

Receivables, net                                                                            224,781                    123,997
                                                                             -----------------------     ----------------------

Total Assets                                                                             34,025,762                  69,006,3733
                                                                             -----------------------     ----------------------

LIABILITIES

Accounts payable and accrued expenses                                                       884,554                    640,412
Note payable                                                                             15,423,374                 19,718,457
Reserve for estimated costs during the period of liquidation                              1,111,169                  1,500,000
Deferral of gains on real estate assets and joint ventures                                9,058,716                 28,173,687

COMMITMENTS AND CONTIGENCIES (Notes 8, 10)

CLASS B Partnership Interests                                                                     -                          -

CLASS A 5% Preferred Partnership Interests, at liquidation value                                  -                    672,178
                                                                             -----------------------     ----------------------

Total Liabilities                                                                        26,477,813                 50,704,734
                                                                             -----------------------     ----------------------

NET ASSETS IN LIQUIDATION                                                             $   7,547,949              $  18,301,639
                                                                             =======================     ======================





                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


         CONSOLIDATED STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS
        FOR THE THREE MONTHS ENDED MARCH 31, 2003 (LIQUIDATION BASIS) AND
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)


                                                                           For the Three Months Ended
                                                                                   March 31,
                                                              -----------------------------------------------------
                                                                       2003                       2002
                                                              ------------------------ ----------------------------
                                                                                         (Restated - See note 2)
Rental Revenues                                                          $    798,551                $     835,649

Costs and Expenses

     Operating expenses                                                       439,978                      346,416
     Depreciation and amortization                                                  -                      172,774
     Asset management fee                                                      50,000                      105,863
     Transition management fees                                                     -                       41,650
     Purchase of advisory agreements                                                -                   15,262,114
     Administrative expenses                                                  252,671                      629,534
     Property management fee                                                   16,731                       24,292
                                                              ------------------------ ----------------------------
                                                                              759,380                   16,582,643
                                                              ------------------------ ----------------------------
Income (loss) before equity income from joint ventures, gain
    on sales of real estate and interest                                       39,171                 (15,746,994)

     Equity income from joint ventures                                     15,102,299                    1,096,278
     Gain on sales of real estate                                           4,618,972                            -
     Interest expense                                                        (157,785)                     (84,594)
     Interest income                                                           19,777                       11,675
                                                              ------------------------ ----------------------------

Net income (loss)                                                          19,622,434                  (14,723,635)
Preferred dividends                                                            (8,402)                      (4,201)
                                                              ------------------------ ----------------------------

Net  income (loss) available for common shares                             19,614,032                $ (14,727,836)
                                                                                       ============================

Net assets at January 1, 2003                                              18,301,639
Liquidating dividends - common                                            (30,367,722)
                                                              ------------------------
Net assets at March 31, 2003                                             $  7,547,949
                                                              ========================

Earnings (loss) per share - basic and diluted                            $      24.87                $      (15.01)
                                                              ======================== ============================

Weighted average common shares                                                788,772                      981,385
                                                              ======================== ============================


                See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 (LIQUIDATION BASIS)
                    AND MARCH 31, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                      --------------------------------------------------
                                                                              2003                      2002
                                                                      ----------------------  --------------------------
                                                                                               (Restated - See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $19,622,434              $  (14,723,635)
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                                 -                     172,774
            Straight-line adjustment for stepped lease rentals                            -                      10,938
            Change in bad debt reserve                                               17,099                      61,250
            Purchase of advisory agreement                                                -                  15,262,114
            Distributions in excess of earnings from joint ventures               8,395,184                  10,521,993
            Gain on sales of real estate                                         (4,618,972)                          -

     Change in assets and liabilities:
            Receivables                                                            (117,883)                    (36,191)
            Other assets                                                            119,362                     (96,630)
            Accounts payable and accrued expenses                                  (886,951)                   (144,514)
            Accrued interest                                                         70,084                      84,594
                                                                      ----------------------  --------------------------
     Net cash provided by operating activities                                   22,600,357                  11,112,693
                                                                      ----------------------  --------------------------

Cash FlowS from Investing Activities:
            Improvements to real estate                                             (18,074)                     (3,581)
            Investment in Accotel                                                  (720,791)                          -
            Proceeds from sales of real estate, net                              14,820,768                           -
                                                                      ----------------------  --------------------------
     Net cash provided by (used in) investing activities                         14,081,903                     (3,581)
                                                                      ----------------------  --------------------------

Cash FlowS from Financing Activities:
            Purchase of treasury stock                                                    -                (11,830,337)
            Proceeds from Fleet Loan                                             15,423,374                           -
            Paydown of Credit Facility from sales proceeds                       (6,524,820)                          -
            Payoff of Credit Facility                                           (13,193,637)                          -
            Dividends paid-preferred and common                                 (30,376,124)                          -
                                                                      ----------------------  --------------------------
     Net cash used in financing activities                                      (34,671,207)                (11,830,337)
                                                                      ----------------------  --------------------------

     Increase (decrease) in cash and cash equivalents                             2,011,053                    (721,225)
     Cash and cash equivalents, beginning of period                                 260,370                   2,839,489
                                                                      ----------------------  --------------------------

     Cash and cash equivalents, end of period                                   $ 2,271,423              $    2,118,264
                                                                      ======================  ==========================

     Supplemental disclosure of cash flow information-
     Cash paid for interest                                                     $    87,701              $            -
                                                                      ======================  ==========================


                 See notes to consolidated financial statements

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION
       ------------

       Shelbourne Properties III, Inc., a Delaware corporation (the "Corporation"), was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties III L.P., a Delaware limited partnership (the "Operating Partnership," and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger to High Equity Partners L.P. - Series 88 (the "Predecessor Partnership").

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       BASIS OF PRESENTATION
       ---------------------

       As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as determined by independent appraisals or other indications of sales values. The valuations for other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of March 31, 2003. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

       The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Operating Partnership and Shelbourne Properties III GP Inc., the general partner of the Operating Partnership and a wholly-owned subsidiary of the Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

       The consolidated statements of operations and cash flows for the three months ended March 31, 2002 have been restated from the pro-rata method of accounting to reflect the equity method of accounting.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

       The following table summarizes the statement of operations line items impacted by the restatement:

                                               For the Three Months Ended
                                                       March 31,

                                           Previously
                                            Reported               Restated
                                              2002                   2002
                                        ------------------    ------------------
       Rental revenues                   $     1,958,960       $      835,649
       Costs and expenses                    (17,091,935)         (16,582,643)
       Equity income from joint ventures               -            1,096,278
       Interest expense                          (84,594)             (84,594)
       Interest income                            31,222               11,675
       Net gain on sales of real estate          462,712                    -
                                         ------------------    -----------------
       Net Loss                          $   (14,723,635)      $   14,723,635)
                                         ==================    =================


ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING
----------------------------------------------

       On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Since the sale of Livonia Shopping Plaza (note 4), Melrose Crossing II (note
       4), Hilliard, Ohio (note 5) and 568 Broadway (note 5), the valuation of investments in joint ventures and real estate held for sale have been updated to reflect the remaining estimated costs of carrying out the liquidation as of March 31, 2003 without any additional adjustment required. The valuation of investments in joint ventures and real estate held for sale is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of March 31, 2003. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated. Significant increases (decreases) in the carrying value of net assets are summarized as follows:

       Decrease to reflect estimated net realizable values of
         certain real estate properties                            $ (4,574,204)
       Recognition of deferred gain and incentive fees on real
         estate properties                                            4,574,204
       Decrease to reflect net realizable value of investments
         in joint ventures                                          (14,540,767)
       Recognition of deferred gain and incentive fees on
         investments in joint ventures                               14,540,767
                                                                   ------------
       Adjustment to reflect changes since December 31, 2002
         to net carrying value                                     $          -
                                                                   =============

       Adjusting assets to estimated net realizable value resulted in the write-up in the value of certain real estate properties. The anticipated gains, net of any incentive fees associated with the adjustment in value of these real estate properties, have been deferred until such time as a sale occurs. During the quarter ended March 31, 2003, the Corporation recognized actual gains of $4,618,972 on the sale of real estate and $14,565,894 included in equity income from joint ventures attributable to real estate sales.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

     RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION
     ------------------------------------------------------------

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

     The reserve for additional costs associated with liquidation was reduced from $1,500,000 at December 31, 2002 to $1,111,169 at March 31, 2003 due to
     professional costs associated with obtaining the Fleet Loan of $372,165 and tax planning costs of $16,666 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accor transaction (see note
     10).

     USE OF ESTIMATES
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     CASH EQUIVALENTS
     ----------------

     The Corporation considers all short-term investments that have original maturities of three months or less from the date of acquisition to be cash equivalents.

     ACCOUNTS RECEIVABLE
     -------------------

     Accounts receivable are stated net of an allowance for doubtful accounts of $36,269 and $19,170 as of March 31, 2003 and December 31, 2002,
     respectively.

     REVENUE RECOGNITION
     -------------------

     Prior to the adoption of the liquidation basis of accounting, base rents were recognized on a straight-line basis over the terms of the related leases. Subsequent to the adoption of the liquidation basis of accounting, the amount of the previously deferred straight-line rent was grouped with real estate for purposes of comparing such balances to their net realizable value and, if such amounts when aggregated with real estate exceeded the net realizable value, the amount of the excess was included in the write-off of other assets as part of the adjustment to the liquidation basis of accounting. At October 29, 2002, the date prior to the adoption of liquidation accounting, approximately $356,513 of deferred straight-line rent was included in other assets that was subsequently grouped with real estate with no write-off required.

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

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

     INVESTMENTS IN JOINT VENTURES
     -----------------------------

     Certain properties are owned in joint ventures with Shelbourne Properties I L.P. and/or Shelbourne Properties II L.P. Accordingly, the Corporation's consolidated balance sheet at December 31, 2002 and the Corporation's consolidated statements of operations commencing January 1, 2002, as restated, reflect the equity method of accounting.

     REAL ESTATE
     -----------

     Subsequent to the adoption of the liquidation basis of accounting, real estate assets were adjusted to their net realizable value and classified as real estate held for sale. Additionally, the Corporation suspended recording any further depreciation expense.

     DEPRECIATION AND AMORTIZATION
     -----------------------------

     Upon the adoption of the liquidation basis of accounting, deferred loan fees of $614,178 were written off to reflect the balances at their net realizable value. Direct lease costs associated with the real estate were grouped with real estate for purposes of comparing carrying amounts to their net realizable value, and if such amounts, when aggregated with real estate exceeded the net realizable value, these costs were written off.

     Prior to the Corporation adopting the liquidation basis of accounting, depreciation was computed using the straight-line method over the useful life of the property, which was estimated to be 40 years. The cost of properties represented the initial cost of the properties to the Company plus acquisition and closing costs less impairment adjustments. Tenant improvements, leasing costs and deferred loan fees were amortized over the applicable lease term.

     FINANCIAL INSTRUMENTS
     ---------------------

     The carrying values reflected in the consolidated statements of net assets at March 31, 2003 and December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, other assets, receivables, accounts payable, accrued expenses and note payable. Additionally, as the Corporation currently expects that the liquidation will be substantially completed not later than October 2004, the net realizable value of notes payable approximates the fair value. In making such assessment, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.

     INCOME TAXES
     ------------

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

     For federal income tax purposes, the cash dividends distributed to stockholders after October 29, 2002 have been and will be characterized as liquidating distributions.

     AMOUNTS PER SHARE
     -----------------

     Basic earnings (loss) per share is computed based on weighted average common shares outstanding during the period.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

     DIVIDENDS PER SHARE
     -------------------

     On January 13, 2003, the Board of Directors declared a dividend of $2.50 per share. The dividend was paid on January 31, 2003 to stockholders of record at the close of business on January 23, 2003.

     On February 28, 2003, the Board of Directors declared a dividend of $36.00 per share. The dividend was paid on March 18, 2003 to stockholders of record at the close of business on March 10, 2003. The dividend was funded from proceeds of the Fleet Loan (see note 7) and from proceeds generated by the sales of the New York, New York property and the Melrose Park, Illinois property, as well as cash reserves.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements which are effective for fiscal years beginning after May 15, 2002. This statement had no effect on the Corporation's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Corporation's consolidated financial statements.

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

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
     -----------------------------------------------------------

     During the three months ended March 31, 2003 and 2002, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to the Company by affiliates of the Company.

     ASSET MANAGEMENT SERVICES
     -------------------------

     For the period from January 1, 2002 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided Asset Management Services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
     ----------------------------------------------------------------------

     terms of the Advisory Agreement, the Corporation was obligated to pay for Asset Management Services an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year. In addition, the Corporation was obligated to
     (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services. Effective February 14, 2002, in connection with the Transaction (as described below), PCIC began providing such services for a reduced fee of $333,333 per annum. Both Shelbourne Management and PCIC were affiliates of the then management of the Corporation.

     Effective October 1, 2002, as contemplated by in the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the Asset Management Services for a fee of $200,000 per annum. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

     Asset Management Services were provided to the Corporation during the three months ended March 31, 2003 and 2002 as follows:

          o Effective January 1, 2002 through February 13, 2002, pursuant to the terms of the Advisory Agreement, by Shelbourne Management.

          o Effective February 14, 2002 through the end of the fiscal quarter and thereafter through September 30, 2002, by PCIC.

          o Effective October 1, 2002 and thereafter including for the fiscal quarter ended March 31, 2003, as contemplated by the Plan of Liquidation, by Kestrel.

     PROPERTY MANAGEMENT SERVICES
     ----------------------------

     The Operating Partnership has contracted with affiliates to provide Property Management Services pursuant to agreements that provide for a fee of up to 6% of property revenue. Kestrel provided Property Management Services during the fiscal quarters ended March 31, 2003 and 2002.

     The following table summarizes the amounts paid to affiliates for Expense Reimbursements, Asset Management Fee, Transition Management Fee and Property Management Fees for the three-month periods ended March 31, 2003 and 2002.

          THREE MONTHS ENDED MARCH 31, 2003

                                            Shelbourne
                                            Management       Kestrel
                                            ----------       -------
         Asset Management Fee               $        -     $   50,000
         Property Management Fees           $        -     $   52,626

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
     ----------------------------------------------------------------------

         THREE MONTHS ENDED MARCH 31, 2002

                                            Shelbourne
                                            Management         Kestrel
                                            ----------         -------
         Expense Reimbursement (1)          $   25,000        $        -
         Asset Management Fee                  105,863                 -
         Transition Management Fee              41,650                 -
         Property Management Fees            $       -        $   57,639


         (1) The asset management fees were modified in connection with the Transaction to eliminate expense reimbursement.


     ALLOCATION OF DIVIDENDS BY THE CORPORATION
     ------------------------------------------

     Dividends payable to HX Investors, L.P. ("HX Investors"), an affiliate of the current Chief Executive Officer of the Corporation, for the three months ended March 31, 2003 and 2002 on account of shares of common stock owned by HX Investors were $12,646,634 and $0, respectively.

     In addition, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors 42% of the amounts paid to Shelbourne Management with respect to the Class A units.

     THE TRANSACTION
     ---------------

     On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Corporation purchased the 385,226 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $11,830,337 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936. This note was satisfied in April 2002 from the proceeds of the Credit Facility (See note 6).

4.   REAL ESTATE
     -----------

     The following table is a summary of the Corporation's real estate as of:

                                    MARCH 31, 2003          DECEMBER 31, 2002
                                  LIQUIDATION BASIS         LIQUIDATION BASIS
                                     (UNAUDITED)
                                 --------------------      --------------------

      Real estate held for sale     $  16,388,074             $  31,146,000
                                 ====================      ====================


     On January 29, 2003, Livonia Shopping Plaza located in Livonia, Michigan was sold for a gross sales price of $12,969,000. The Corporation received proceeds of $12,737,322 after closing costs. The Corporation received net proceeds in the amount of approximately $7,865,000 after mortgage repayment and closing adjustments. The Corporation realized an accounting gain of $4,481,423.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   REAL ESTATE (CONTINUED)
     ----------------------

     On February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross purchase price of $2,164,800. The Corporation received proceeds of $2,083,446 after closing costs. After closing adjustments, net proceeds were approximately $1,970,000. The Corporation realized an accounting gain of $137,549.

5.   INVESTMENT IN JOINT VENTURES
     ----------------------------

     On October 30, 2002, the Corporation adopted the liquidation basis of accounting. Subsequent to the adoption of the liquidation basis of accounting, the investments in joint ventures were adjusted to their net realizable value based on current contracts, estimates as determined by independent appraisals or other indications of sales value.

     At January 1, 2003 the Corporation was invested in three joint ventures, (568 Broadway, Supervalu, and Tri-Columbus). As of March 31, 2003 the Corporation was invested in two operating joint ventures (SuperValu and Tri- Columbus). The joint ventures are accounted for utilizing the equity method of accounting.

     On January 14, 2002, one of the Corporation's joint ventures sold a supermarket in Edina, Minnesota for $3,500,000 that resulted in a gain on sale to the Corporation of $649,092. On January 30, 2002, the same joint venture sold a supermarket in Toledo, OH for $3,600,000 that resulted in a net loss to the Corporation of $186,380. These amounts are included in the Corporation's equity earnings from joint ventures.

     On January 31, 2003, the Hilliard, Ohio property, which was owned by Tri-Columbus Associates, in which the Corporation holds a 79.34% interest, was sold for a gross sales price of $4,600,000. After satisfying the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $2,063,000, $1,636,784 of which is attributable to the Corporation's interest. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

     On February 24, 2003, Indiana Market Ltd, A Limited Liability Co., in which the Corporation indirectly holds a 50% interest, entered into a contract to sell its property located in Indianapolis, Indiana for a gross sales price of $750,000. On April 28, 2003 an amendment to the original contract was signed, reducing the gross sales price to $700,000. The sale closed on May 8, 2003.

     On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly holds a 22.15% interest, sold its property located at 568 Broadway, New York, New York for a gross sale price of $87,500,000. After assumption of the debt encumbering the property ($10,000,000), closing adjustments and other closing costs, net proceeds were approximately $73,000,000, approximately $16,169,500 of which was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $14,565,894 was attributable to the Corporation and is reported as equity income from joint ventures.

6.   CREDIT FACILITY
     ---------------

     On May 1, 2002, the Operating Partnership and certain of its subsidiaries, as well as the operating partnership of Shelbourne Properties I, Inc. and the operating partnership of Shelbourne Properties II, Inc., and certain of their subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility was subsequently satisfied on February 20, 2003. (See note 7 below).

7.   FLEET LOAN

     On February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc., (collectively, the "Companies") and their respective operating partnerships (the "Shelbourne OPs")in implementing their respective plans of liquidation and enable them to distribute 100% of

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   FLEET LOAN (CONTINUED)
     ---------------------

     the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% (4.09% at March 31, 2003) or Fleet's prime rate (but not less than 5%) plus 100 basis points. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

     At March 31, 2003, the Loan was secured by mortgages on the Company's Las Vegas, Nevada property and the properties held by Tri-Columbus Associates, as well as certain other real properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 as of February 20, 2003.

     At March 31, 2003, the outstanding balance due on the Loan was $55,000,000, of which $15,423,374 was allocable to the Company and the interest rate, at March 31, 2003, on the Loan was 4.09%. The outstanding principal balance was subsequently reduced by $20,000,000 on April 29, 2003 in connection with the sale of property jointly owned by Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc.

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

8.   CLASS B PARTNERSHIP INTERESTS
     -----------------------------

     Under the Plan of Liquidation which has been approved by the Corporation's Board of Directors and stockholders, the Class B Unitholders are entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $52.25 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% (from August 19, 2002) per annum (the "Priority Return"). On August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors L.P. ("HX Investors") which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. After giving effect to dividends paid from August 19, 2002 to May 12, 2003, the remaining unpaid per share Priority Return at May 12, 2003 is $7.18.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   CLASS A 5% PREFERRED PARTNERSHIP INTERESTS
     ------------------------------------------

     In connection with the Transaction, the Operating Partnership issued to Shelbourne Management 672.178 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitled the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($672,178). In addition, upon the liquidation of the Operating Partnership, each Class A Unit was entitled to a liquidation preference of $1,000 per unit. The Class A Units are not convertible into common units of the Operating Partnership or shares in the Corporation and the holders of the Class A Units do not have voting rights except in limited circumstances. Although the holders of the Class A Units do not have redemption rights, pursuant to the terms of the Purchase and Contribution Agreement entered into in connection with the Transaction, Shelbourne Management had the right to cause the Operating Partnership to reacquire the Class A Units upon the occurrence of certain events including, without limitation, if the aggregate assets of the Companies is below approximately $75 million or the outstanding debt under which the Companies are obligated is less than $55 million, for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which was equal to approximately $4,374,000 at December 31, 2002 and declined each February 13, May 13, August 13 and November 13 until it reached zero on May 13, 2007.

     The terms of the Class A Units were subsequently modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units can cause the Operating Partnership to purchase the Class A Units at a premium. These circumstances include the occurrence of the following while any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties; or (v) the taking of any action with respect to the Accor S.A. properties (see below) without the consent of the Class A Unitholder.

     In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors 42% of the amounts paid to Shelbourne Management with respect to the Class A units.

10.  ACCOR S.A. PROPERTIES TRANSACTION
     ---------------------------------

     On January 15, 2003, a joint venture owned by the Operating Partnership and the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties triple net leased to an affiliate of Accor S.A. The cash purchase price, which was provided from working capital, was approximately $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by
     Shelbourne Properties I, Inc., Shelbourne Properties II, Inc., and the Corporation respectively. The properties are also subject to existing mortgage indebtedness in the current principal amount of approximately $74,220,000.

     The Companies formed the joint venture and acquired the interest in the new properties in order to facilitate the disposition of the other properties of the Companies and the distribution to stockholders of the sales proceeds in accordance with the Plan of Liquidation. Prior to the acquisition of the Accor S.A. properties, the holder of the Class A Units had the right to cause the Operating Partnerships to purchase the Class A Units at a substantial premium to their liquidation value (at the time of the acquisition, a premium of approximately $4,374,000 in the case of the Operating Partnership and approximately $16,265,000 for all three operating partnerships) unless the operating partnerships maintained at least approximately $54,200,000 of aggregate indebtedness ($14,574,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($20,100,000 in the case of the Operating Partnership). These requirements significantly impaired the ability of the Corporation to sell its properties and make distributions in accordance with the Plan of Liquidation. In lieu of these requirements, the operating partnerships acquired the Accor S.A. properties for the benefit of the holder of the Class A Units. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the operating partnerships to purchase the Class A Units at the premium as described above. The terms of the Class A Units were also modified to eliminate the $2,500,000 aggregate liquidation

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.  ACCOR S.A. PROPERTIES TRANSACTION (CONTINUED)
     --------------------------------------------

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

11.  SUBSEQUENT EVENTS
     -----------------

     On April 16, 2003, Tri-Columbus Associates, a joint venture in which the Corporation indirectly owns a 79.34% interest, entered into a contract to sell its building in Grove City, Ohio for a gross sales price of $4,090,000. The closing of the sale, if at all, is tentatively expected to occur in early June 2003.

     On May 8, 2003, Indiana Market Ltd., a joint venture in which the Corporation holds a 50% interest, consummated the sale of its shopping center property located in Indianapolis, Indiana commonly referred to as Indiana Market Place for a purchase price of $700,000. After closing costs and adjustments, net proceeds were approximately $600,000, approximately $300,000 of which is allocable to the Corporation. The Corporation anticipates an accounting gain of approximately $30,000.

     As a result of the sale, the remaining properties owned by the Corporation are a shopping center located in Las Vegas, Nevada, and a 79.34% interest in two industrial buildings in the Columbus, Ohio area.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

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

         ORGANIZATION

         Shelbourne Properties III, Inc., a Delaware corporation (the "Corporation"), was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties III L.P., a Delaware limited partnership (the "Operating Partnership," and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger to High Equity Partners L.P. - Series 88 (the "Predecessor Partnership").

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

         Since the adoption of the Plan of Liquidation, the Company has sold its properties located in Livonia, Michigan and Melrose Park, Illinois and its joint venture properties located in Hilliard, Ohio, New York, New York. As a result, the remaining assets of the Company are a shopping center located in Las Vegas, Nevada, a 50% interest in a retail property in Indianapolis, Indiana, and a 79.34% interest in two industrial buildings in the Columbus, Ohio area. In addition, the Company holds a 27% interest in a joint venture that holds 20 motel properties for the benefit of the Class A Unitholder. See "The Accotel Transaction" below.

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

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


THE TRANSACTION
---------------

On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Corporation purchased the 385,226 shares of the Corporation's common stock held by subsidiaries of Presidio Capital Investment Company ("PCIC") and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $11,830,337 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936.

THE ACCOTEL TRANSACTION
-----------------------

In connection with the Transaction, the Operating Partnership issued the Class A Units to Shelbourne Management. Pursuant to the terms of the Purchase and Contribution Agreement in which the Class A Units were issued, the holder of the Class A Units had the right to cause the Operating Partnership to purchase the Class A Units at a substantial premium to their liquidation value ($4,374,000 at the January 15, 2003) unless the Operating Partnership, together with the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (collectively, the "Shelbourne OPs") maintained at least approximately $54,200,000 of aggregate indebtedness ($14,574,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($20,100,000 in the case of the Operating Partnership) (the "Debt and Asset Covenant"). These requirements significantly impaired the ability of the Corporation to sell its properties and pay dividends in accordance with the Plan of Liquidation.

Accordingly, in a transaction (the "Accotel Transaction") designed to facilitate the liquidation of the Corporation and provide dividends to stockholders, on January 15, 2003, a joint venture owned by the Shelbourne OPs acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties triple net leased to an affiliate of Accor S.A. The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by Shelbourne
Properties I L.P., Shelbourne Properties II L.P. and the Operating Partnership, respectively. The properties were also subject to existing mortgage indebtedness in the principal amount of approximately $74,220,000.

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

The holder of the Class A Units has the right, which right must be exercised by no later than July 28, 2004, to require that the Shelbourne OPs acquire other properties for the Class A Unitholder's benefit at an aggregate cash cost to the Shelbourne OPs of not more than $2,500,000 (approximately $670,000 of which would be paid by the Operating Partnership). In that event, the Accor S.A. properties would not be held for the benefit of the holder of the Class A Units and the Companies would seek to dispose of these properties as part of the liquidation of the Companies. Accordingly, if the Class A Unitholder were to exercise this option, there is a risk that the Companies interest in the Accor S.A. properties could not be sold for their original purchase price.

The foregoing description of the transaction does not purport to be complete, and is qualified in its entirety by reference to the Purchase Agreement (and all exhibits thereto) dated as of January 15, 2003, the Modification Agreement, dated as of January 15, 2003 and the Amended and Restated Partnership Unit Designation, copies of

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


which are attached as exhibits to the Corporation's Current Report on Form 8-K filed on January 16, 2003, which are incorporated herein by reference.

THE PLAN OF LIQUIDATION - PROPERTY SALES
----------------------------------------

On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly the Corporation began selling its properties. Since the adoption of the Plan of Liquidation, the Company has sold the following properties.

Livonia Shopping Plaza. On January 29, 2003 Livonia Shopping Plaza was sold for $12,969,000. The Corporation received proceeds of $12,737,322 after closing costs. After satisfying the debt encumbering the property of $4,700,000, all expenses, prorations, adjustments and settlement charges, the Company received net proceeds in the amount of approximately $7,865,000. The Company realized an accounting gain of $4,481,423.

TMR Warehouse, Hilliard, Ohio. On January 31, 2003, the Hilliard, Ohio, property, which was owned by Tri-Columbus Associates, a joint venture in which the Corporation held a 79.34% interest, was sold for a gross sales price of $4,600,000. After satisfying the debt encumbering the property of $2,300,000 (of which the Corporation was responsible for $1,824,820), closing adjustments and other closing costs, net proceeds were $2,063,553, $1,637,223 of which is attributable to the Corporation's interest. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

568 Broadway. On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 22.15% interest, sold its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. After assumptions of the debt encumbering the property (see above), closing adjustments and other closing costs, net proceeds were approximately $73,000,000 of which approximately $16,169,500 was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $14,565,894 was attributable to the Corporation.

Melrose Crossing Shopping Center. Also on February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross purchase price of $2,164,800. The Corporation received proceeds of $2,083,446 after closing costs. After closing adjustments, net proceeds were approximately $1,970,000. The Company realized an accounting gain of $137,549.

RECENT DEVELOPMENTS
-------------------

On April 16, 2003, Tri-Columbus Associates, a joint venture in which the Corporation indirectly owns a 79.34% interest, entered into a contract to sell its building in Grove City, Ohio for a gross sales price of $4,090,000. The closing of the sale, if at all, is tentatively expected to occur in early June 2003.

On May 8, 2003, Indiana Market Ltd., a joint venture in which the Corporation holds a 50% interest, consummated the sale of its shopping center property located in Indianapolis, Indiana commonly referred to as Indiana Market Place for a purchase price of $700,000. After closing costs and adjustments, net proceeds were approximately $600,000, approximately $300,000 of which is allocable to the Corporation. The Corporation anticipates an accounting gain of approximately $30,000.

As a result of the sale, the remaining properties owned by the Corporation are a shopping center located in Las Vegas, Nevada, and a 79.34% interest in two industrial buildings in the Columbus, Ohio area.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition, on February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (collectively, the "Companies") in implementing their respective plans of liquidation and enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% or Fleet's prime rate (but not less than 5%) plus 1%. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

At March 31, 2003, the outstanding balance due on the Loan was $55,000,000, of which $15,423,374 was allocable to the Company and the interest rate on the Loan was 4.09%. The outstanding principal balance was subsequently reduced by $20,000,000 on April 29, 2003 in connection with the sale of property jointly owned by Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc.

The Loan is secured by mortgages on the Company's Las Vegas, Nevada property and the properties held by Tri-Columbus Associates, as well as certain other real properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 of which the Corporation was responsible for $13,193,637.

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

The Company had $2,271,423 in cash and cash equivalents at March 31, 2003 of which $1,001,370 was classified as restricted cash. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $2,011,053 for the three months ended March 31, 2003 as compared to December 31, 2002. As discussed further below, the increase resulted from $22,600,357 of net cash provided by operating activities and $14,081,903 of net cash provided by investing activities which was offset by $34,671,207 of net cash used in financing activities.

In addition to the cash and cash equivalents reported at March 31, 2003, the Corporation's joint ventures held cash at March 31, 2003 of which the Corporation's allocable share was $769,366.

Currently, the Corporation's primary sources of funds are rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. Rents collected from tenants for the three months ended March 31, 2003 amounted to $758,885 as compared to $831,580 for the three months ended March 31, 2002. The decrease is due to the sale of Livonia Shopping Plaza on January 29, 2003.

Cash provided from investing activities were a result of the proceeds from the sales of Livonia Shopping Plaza and Melrose Crossing II of $14,820,768 that were offset by the investment in Accotel of $720,791 and improvements to real estate of $18,074 at Sunrise Marketplace.

Cash used in financing activities consisted of the dividends paid to stockholders of $30,367,722, preferred dividends in the amount of $8,402 and the payoff of the Credit Facility which was funded by the proceeds generated by the sales of Livonia Shopping Plaza and the Hilliard, Ohio property and Fleet Loan proceeds of $15,423,374.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2003 vs. March 31, 2002
----------------------------------------------------

Net income

The Corporation's net income increased by $34,341,868 to a net income of $19,614,032 for the three month's ended March 31, 2003 from a net loss of $14,727,836 for the three months ended March 31, 2002. The increase was due to an increase in gains on sale, increased equity income from joint ventures and a decrease in costs and expenses partially offset by a decrease in rental revenue and an increase in interest expense. The Corporation's income before interest and other income and net gain on sale of real estate was $39,171 for the three months ended March 31, 2003, as compared to a loss of $15,746,994 for the three months ended March 31, 2002.

Gain on Sale

The gain on sale of $4,618,972 for the three months ended March 31, 2003 was due to the sale of Livonia Shopping Plaza and Melrose Crossing II during the three months ended March 31, 2003.

Rental Revenue

Rental revenues decreased $37,098 or approximately 4%, to $798,551 for the three-months ended March 31, 2003 from $835,649 for the three months ended March 31, 2002 due to the sale of Livonia Shopping Plaza. The decrease in rental revenues of $81,493 due to the sale of Livonia Shopping Plaza was substantially offset by Sunrise Marketplace's rental revenues increasing by approximately $45,000.

Costs and Expenses

Costs and expenses for the three months ended March 31, 2003 amounted to $759,380, representing a decrease of $15,823,263 from the same period in 2002. The decrease is due principally to expenses incurred in 2002 of $15,262,114 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. The remaining expenses from 2002 amounted to $1,320,529. Therefore, without giving effect to the costs incurred in 2002 for the purchase of the Advisory Agreements, expenses decreased by $561,149 for three months ended March 31, 2003 compared with the same period in 2002. The decrease is primarily due to reduced administrative expenses, the cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year.

Operating expenses increased by $93,562 for the three months ended March 31 2003 as compared to the three months ended March 31, 2002. The increase was the result of an obligation under the terms of the sale of Livonia Shopping Plaza to pay the real estate taxes through November 30, 2003. This was partially offset by billings to tenants to recover the additional expense. This additional income and expense was recognized during the period ended March 31, 2003. The increase in expense was partially offset by the reduction in insurance costs due to the sales of Livonia and Melrose Crossing II.

Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore the Corporation incurred no depreciation and amortization for the three months ended March 31, 2003 as compared to $172,774 for the same period in 2002. Partnership asset management fees decreased to $50,000 for the three months ended March 31, 2003 from $147,513 for the same period in 2002. In 2002, prior to the Transaction, the fees were based on 1.25% of gross asset value of the Corporation, which amounted to $105,863 during 2002, and after the Transaction, there was a flat fee of $27,778 per month which amounted to $41,650 for the balance of the first quarter of 2002. As a result the total asset management fee and transition management fees paid for the three months ended March 31, 2002 were 147,513. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

Administrative costs decreased to $252,671 for the three months ended March 31, 2003 from $629,534 for the same period in 2002. This reduction is due to the costs not incurred in 2003 that were incurred in 2002 in connection with

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


         the Transaction. Property Management fees decreased to $16,731 from $24,292 for the periods ending March 31, 2003 and 2002 respectively. The decrease is due to the sale of Livonia Shopping Plaza in January 2003.

         Non-Operating Income and Expenses

         Income from investments in joint ventures increased by $14,006,021 to $15,102,299 for the three months ended March 31, 2003 as compared to $1,096,278 for the three months ended March 31, 2002. This is primarily due to 568 Broadway Joint Venture, in which the Corporation indirectly held a 22.15% interest, selling its property on February 28, 2003. The joint venture recognized a gain on sale of $67,746,480 of which $14,565,894 was allocated to the Corporation. Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 of $270,758 due to the sale of the property on February 28, 2003.

         The Corporation's other two other investments in joint ventures, SuperValu and Tri-Columbus Associates, experienced a combined increase in equity income, excluding the sale of the Hilliard, Ohio property, of $173,598 for the three months ended March 31, 2003 as compared to the same period in 2002. This increase is primarily due to the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

         During the first quarter of 2003, interest expense amounted to $157,785, which consisted of $87,701 paid in connection with the Credit Facility and $70,084 incurred in connection with the Loan, as compared to $84,594 for the first quarter 2002. The interest in 2002 was incurred on the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreements on February 14, 2002.

         Interest income increased to $19,777 during the three months ended March 31, 2003 from $11,675 during the three months ended March 31, 2002 due to slightly higher cash balances invested.

         Inflation

         Inflation is not expected to have a material impact on the operations or financial position of Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk we face is interest rate sensitivity. Our long-term debt bears interest at a floating rate, and therefore we are exposed to the risk of interest rate changes. At May 12, 2003, borrowings under our secured loan totaled $15,423,374 and initially bore an interest rate of LIBOR plus 2.75%. Based on the balance outstanding on our credit facility at May 12, 2003 and the interest rate at that date, a 10% increase in LIBOR would increase our interest expense in 2003 by approximately $20,667. Conversely, a 10% decrease in LIBOR would decrease our interest expense in 2003 by the same amount. The gain or loss we ultimately realize with respect to interest rate fluctuations will depend on the actual interest rates during that period. We do not believe that we have any risk related to derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached
         Exhibit Index.


         (B) REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended March 31, 2003:

         (i)   Acquisition of Accotel Properties.

               Item reported: 2

               Dated filed: January 16, 2003

         (ii)  Sale of Livonia Property.

               Item reported: 2

               Dated filed: January 30, 2003

         (iii) Sale of Hilliard, Ohio Property.

               Item reported: 2

               Dated filed: February 4, 2003

         (iv)  Fleet Loan.

               Item reported: 5

              Dated filed: February 24, 2003


         (v) Sale of New York, New York and Melrose, Illinois Properties. Issuance of Dividend.

               Item reported: 5

               Dated filed: March 3, 2003

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Shelbourne Properties III, Inc.
                                            (Registrant)


Dated:   May 14, 2003                       By: /S/ Michael L. Ashner
                                                ---------------------
                                                Michael L. Ashner
                                                Chief Executive Officer

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


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


       Date:    May 14, 2003                        /s/ Michael L. Ashner
                                                    ----------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

                                 CERTIFICATIONS

I, Carolyn B. Tiffany, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shelbourne Properties, III Inc;

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


       Date: May 14, 2003                           /s/ Carolyn B. Tiffany
                                                    ----------------------------
                                                    Carolyn B. Tiffany
                                                    Chief Financial Officer

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003

EXHIBIT INDEX


Exhibit
Number                              Description                                                           Page
------                              -----------                                                           ----
2.1      Stock Purchase Agreement among HX Investors,
         Exeter Capital Corporation and the Company                                                       (4)
2.2      Amendment No. 1 to Stock Purchase Agreement                                                      (6)
2.3      Plan of Liquidation                                                                              (7)
3.1      Amended and Restated Certificate of Incorporation of the Company                                 (1)
3.2      Amended and Restated Bylaws of the Corporation                                                   (1)
4.1      Limited Partnership of the operating partnership                                                 (1)
4.2      Stockholder Rights Agreement                                                                     (1)
4.3      Amendment to Stockholder Rights Agreement                                                        (2)
4.4      Restated Partnership Unit Designation for 5% Class A Preferred                                   (9)
         Partnership Units (incorporated by reference to Exhibit E-1 of Exhibit 10.4)
4.5      Stockholder Agreement, among the Companies and                                                   (3)
         HX Investors, LP and Exeter Capital Corporation, dated as of April 30, 2002
4.6      Amendment No. 2 to Stockholder Rights Agreement                                                  (5)
4.7      Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership       (8)
10.1     Settlement Agreement and Mutual Release between
         HX Investors, the Companies and Shelbourne Management                                            (4)
10.2     Amendment No. 1 to Settlement Agreement                                                          (6)
10.3     Purchase Agreement, dated as of January 15, 2003,                                                (9)
         between the Shelbourne JV LLC and Realty Holdings of America, LLC
10.4     Agreement, dated as of January 15, 2003, among .                                                 (9)
         Presidio Capital Investment Company, LLC (and certain of its subsidiaries),
         Shelbourne Management, NorthStar Capital Investment Corp., each of the
         Shelbourne REITs and its operating partnership and HX Investors, L.P
10.5     Loan Agreement, dated as of February 19, 2003, among Shelbourne Properties I L.P.,               (10)
         Shelbourne Properties II L.P., Shelbourne Properties III L.P., Shelbourne Richmond
         Company LLC, Shelbourne Matthews Company LLC, Shelbourne
         Las Vegas Company LLC, Century Park I Joint Venture, Seattle Landmark
         Joint Venture, Tri-Columbus Associates and Fleet National Bank and the other lending institutions which may become party thereto and Fleet National Bank, as agent
10.6     Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties III, Inc. and        (10)
         Shelbourne Properties III L.P.
10.7     Form of Indemnity, Contribution and Subrogation Agreement, dated as of February                  (10)
         19, 2003, among the REITs and the operating partnerships
10.8     Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement                        (10)
         and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank
10.9     Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties                  (10)
         I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank,
         as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto
99.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                         29

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

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q- MARCH 31, 2003


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