Form 10-Q
period 2003-06-30
SHELBOURNE PROPERTIES III INC
filed 2003-08-14
CIK 1106038

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                                 -------------

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


     P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

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

As of August 12, 2003, there were 788,772 shares of common stock outstanding.


================================================================================

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


                                      INDEX

Part I. Financial Information                                                                  Page
                                                                                               ----
Item 1. Consolidated Financial Statements:

        Consolidated Statements of Net Assets (Liquidation Basis) as of June 30,
        2003 and December 31, 2002...........................................................    3

        Consolidated Statements of Operations and Changes in Net Assets for the
        Three and Six Months Ended June 30, 2003 (Liquidation Basis) and
        Consolidated Statements Operations for the Three and Six Months Ended
        June 30, 2002 (Going Concern Basis)..................................................    4

        Consolidated Statements of Cash Flows for the Six Months Ended June 30,
        2003 (Liquidation Basis) and the Six Months Ended June 30, 2002 (Going
        Concern Basis) ......................................................................    5

        Notes to Consolidated Financial Statements...........................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations........................................................................   18

Item 3. Quantitative and Qualitative Disclosure about Market Risk ...........................   26

Item 4. Controls and Procedures..............................................................   26


Part II. Other Information:

Item 4. Submission of Matters to a Vote of Security Holders .................................   27

Item 6. Exhibits and Reports on Form 8-K.....................................................   27

Signatures ..................................................................................   28

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


  CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) AS OF JUNE 30, 2003
                              AND DECEMBER 31, 2002

                                                                                 June 30, 2003             December 31, 2002
                                                                             -----------------------     ----------------------
                                                                                  (Unaudited)
ASSETS
Real estate held for sale                                                           $    16,448,903              $  31,146,000
Investments in joint ventures                                                            10,222,945                 37,202,673
Cash and cash equivalents, of which $1,004,325 is restricted cash
   at June 30, 2003                                                                       3,363,719                    260,370
Other assets                                                                                531,512                    273,333
Receivables, net                                                                            205,256                    123,997
                                                                             -----------------------     ----------------------

Total Assets                                                                             30,772,335                69,006,3733
                                                                             -----------------------     ----------------------

LIABILITIES

Accounts payable and accrued expenses                                                       868,966                    640,412
Dividend payable                                                                          1,498,667                          -
Credit Facility                                                                                   -                 19,718,457
Fleet Loan                                                                               12,611,202                          -
Reserve for estimated costs during the period of liquidation                              1,105,212                  1,500,000
Deferral of gains and incentive fee on real estate assets and joint ventures              8,895,204                 28,173,687

COMMITMENTS AND CONTIGENCIES (Notes 8, 10)

CLASS B Partnership Interests                                                                     -                          -

CLASS A 5% Preferred Partnership Interests, at liquidation value                                  -                    672,178
                                                                             -----------------------     ----------------------

Total Liabilities                                                                        24,979,251                 50,704,734
                                                                             -----------------------     ----------------------

NET ASSETS IN LIQUIDATION                                                               $ 5,793,084              $  18,301,639
                                                                             =======================     ======================







                  See notes to consolidated financial statement

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003

         CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 (LIQUIDATION BASIS) AND
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                              For the Three Months Ended            For the Six Months Ended
                                                                        June 30,                             June 30,
                                                            --------------------------------    ---------------------------------
                                                               2003               2002                2003             2002
                                                            -------------     --------------    --------------    ---------------
Rental revenues                                               $  754,820         $  991,242        $1,553,371         $1,826,891
                                                            -------------     --------------    --------------    ---------------
Costs and expenses

       Operating expenses                                        141,613            285,325           581,591            569,782
       Depreciation and amortization                                   -            213,238                 -            386,012
       Asset management fee                                       50,000                  -           100,000            105,863
       Transition management fees                                      -             83,300                 -            124,950
       Purchase of advisory agreements                                 -                  -                 -         15,262,114
       Administrative expenses                                   436,683          2,156,542           689,354          2,848,036
       Property management fee                                    17,709             23,899            34,440             48,191
                                                            -------------     --------------    --------------    ---------------
                                                                 646,005          2,762,304         1,405,385         19,344,948
                                                            -------------     --------------    --------------    ---------------

Income (loss) before equity income from joint ventures,
gain on sale of real estate, and interest                        108,815        (1,771,062)           147,986       (17,518,057)

       Equity income from joint ventures                         358,298            308,864        15,460,597          1,405,142
       Gain on sale of real estate                                     -                  -         4,618,972                  -
       Interest expense                                        (154,331)          (198,233)         (312,116)          (282,827)
       Interest income                                             5,444             16,703            25,221             28,379
                                                            -------------     --------------    --------------    ---------------
Net income (loss)                                                318,226        (1,643,728)        19,940,660       (16,367,363)
Preferred dividends                                              (8,496)            (8,496)          (16,898)           (12,697)
                                                            -------------     --------------    --------------    ---------------
Net income (loss) available for common shareholders           $  309,730       $(1,652,224)        19,923,762      $(16,380,060)
                                                            =============     ==============                      ===============


Net assets at January 1, 2003                                                                      18,301,639
Adjustments to liquidation basis                                                                    (565,928)
Liquidating dividends - common                                                                   (31,866,389)
                                                                                                --------------
Net assets in liquidation at June 30, 2003                                                         $5,793,084
                                                                                                ==============
Earnings (loss) per share - basic and diluted                     $ 0.39           $ (2.09)           $ 25.26          $ (18.52)
                                                            =============     ==============    ==============    ===============

Weighted average common shares                                   788,772            788,772           788,772            884,547
                                                            =============     ==============    ==============    ===============





                 See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 (LIQUIDATION BASIS)
                     AND JUNE 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                      -----------------------------------------------
                                                                              2003                      2002
                                                                      ----------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $ 19,940,660           $ (16,367,363)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
              Depreciation and amortization                                               -                  386,012
              Straight-line adjustment for stepped lease rentals                          -                   21,120
              Change in bad debt reserve                                            122,503                   61,250
              Purchase of advisory agreement                                              -               15,262,114
              Distributions in excess of earnings from joint ventures            12,430,310               10,298,628
              Gain on sales of real estate                                      (4,618,972)                        -
     Change in assets and liabilities:
            Receivables                                                           (203,762)                (242,982)
            Other assets                                                          (258,179)              (1,035,048)
            Accounts payable and accrued expenses                                 (884,403)                1,454,031
            Accrued interest                                                         45,992                        -
                                                                      ----------------------    ---------------------
     Net cash provided by operating activities                                   26,574,149                9,837,762
                                                                      ----------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Improvements to real estate                                            (78,903)                (459,194)
            Investment in Accotel                                                 (720,791)                        -
            Proceeds from sales of real estate, net                              14,820,768                        -
                                                                      ----------------------    ---------------------
     Net cash provided by (used in) investing activities                         14,021,074                (459,194)
                                                                      ----------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchase of treasury stock                                                    -             (11,830,337)
            Proceeds from Fleet Loan                                             15,423,374                        -
            Paydown of Fleet Loan                                               (2,812,171)                        -
            Proceeds from Credit Facility                                                 -               19,718,457
            Paydown of Credit Facility from sales proceeds                      (6,524,820)                        -
            Payoff of Credit Facility                                          (13,193,637)                        -
            Payoff of Note Payable from transaction                                       -             (14,589,936)
            Dividends paid                                                     (30,367,722)                        -
            Distributions paid- Class A Unitholder                                 (16,898)                        -
                                                                      ----------------------    ---------------------
     Net cash used in financing activities                                     (37,491,874)              (6,701,816)
                                                                      ----------------------    ---------------------

     Increase in cash and cash equivalents                                        3,103,349                2,676,752
     Cash and cash equivalents, beginning of period                                 260,370                2,839,489
                                                                      ----------------------    ---------------------
     Cash and cash equivalents, end of period                                  $  3,363,719            $   5,516,241
                                                                      ======================    =====================
     Supplemental disclosure of cash flow information-
     Cash paid for interest                                                     $   266,214             $    282,827
                                                                      ======================    =====================
     Dividend payable                                                          $  1,498,667               $        -
                                                                      ======================    =====================




                 See notes to consolidated financial statements

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION
   ------------

   Shelbourne Properties III, Inc., a Delaware corporation (the "Corporation"), was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties III L.P., a Delaware limited partnership (the "Operating Partnership", and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger to Integrated Resources High Equity Partners L.P. - Series 88 (the "Predecessor Partnership").

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   BASIS OF PRESENTATION
   ---------------------

   As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as determined by independent appraisals or other indications of sales values. The valuations for other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of June 30, 2003. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

   The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Operating Partnership and Shelbourne Properties III GP Inc., the general partner of the Operating Partnership and a wholly-owned subsidiary of the Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

   ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING
   ----------------------------------------------
   On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. As a result of the sale of Livonia Shopping Plaza (note 4), Melrose Crossing II (note 4), Hilliard, Ohio (note 5), 568 Broadway (note 5), Indiana Market Place in Indianapolis, Indiana (note 5) and Grove City, Ohio (note 5), the valuation of investments in joint ventures and real estate held for sale have been updated to reflect the remaining estimated costs of carrying out the liquidation as of June 30, 2003. Further

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

   adjustments were included in the June 30, 2003 Consolidated Statement of Changes in Net Assets. The valuation is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of June 30, 2003. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

   Adjusting assets to estimated net realizable value resulted in the write-up in the value of certain real estate properties. The anticipated gains, net of any incentive fees associated with the adjustment in value of these real estate properties, have been deferred until such time as a sale occurs. During the six months ended June 30, 2003, the Corporation recognized actual gains of $4,618,972 on the sale of real estate and $14,592,455 included in equity income from joint ventures attributable to real estate sales, and as a result of those sales reduced the deferred gains by $19,278,483.

   During the three months ended June 30, 2003 the Corporation recognized actual gains of $26,561 included in equity income from joint ventures attributable to real estate sales.

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

   The reserve for additional costs associated with liquidation was reduced from $1,500,000 at December 31, 2002 to $1,105,212 at June 30, 2003 as a result of professional costs associated with obtaining the Fleet Loan of $378,122 and tax planning costs of $16,666 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction (see note
   10).

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

   ACCOUNTS RECEIVABLE
   -------------------

   Accounts receivable are stated net of an allowance for doubtful accounts of $141,673 and $19,170 as of June 30, 2003 and December 31, 2002, respectively.

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

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

   INVESTMENTS IN JOINT VENTURES
   -----------------------------

   Certain properties are or were owned in joint ventures with Shelbourne Properties I L.P. and/or Shelbourne Properties II L.P. Accordingly, the Corporation's consolidated balance sheet at December 31, 2002 and the Corporation's consolidated statements of operations commencing January 1, 2002, reflect the equity method of accounting. Subsequent to the adoption of the liquidation basis of accounting, the valuations of investments in joint ventures were adjusted to net realizable value.

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

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

   FINANCIAL INSTRUMENTS
   ---------------------

   The carrying values reflected in the consolidated statements of net assets at June 30, 2003 and December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, other assets, receivables, accounts payable, accrued expenses and note payable. Additionally, as the Corporation currently expects that the liquidation will be substantially completed not later than October 2004, the net realizable value of notes payable approximates their fair value. In making such assessments, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.

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

   For federal income tax purposes, the cash dividends paid to stockholders after October 29, 2002 have been and will be characterized as liquidating distributions.

   AMOUNTS PER SHARE
   -----------------

   Basic earnings (loss) per share is computed based on weighted average common shares outstanding during the period. There are no potentially dilutive securities outstanding, so basic and diluted earnings per share are the same for all periods presented.

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

   On June 19, 2003 the Board of Directors declared a dividend of $1.90 per share. The dividend was paid on July 9, 2003 to the shareholders of record at the close of business on June 30, 2003.

   RECENTLY ISSUED ACCOUNTING STANDARDS
   ------------------------------------
   In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements which are effective for fiscal years beginning after May 15, 2002. This statement had no effect on the Corporation's consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
   ------------------------------------------------------

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Corporation's financial statements.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Corporation's consolidated financial statements.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interest in variable interest entities created after January 31, 2003, and the Corporation will need to apply its provisions to any existing variable interest in variable interest entities on July 1, 2003. The Corporation does not expect that this will have an impact on the Corporation's consolidated financial statements.

   In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Corporation does not expect that this statement will have an impact on the Corporation's financial statements

   During the three and six months ended June 30, 2003 and 2002, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to the Company by affiliates of the Company.

   ASSET MANAGEMENT SERVICES
   -------------------------

   For the period from January 1, 2002 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided Asset Management Services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for Asset Management Services an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year. In addition, the Corporation was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services. Effective February 14, 2002, in connection with the Transaction (as described below), PCIC began providing such

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
   -----------------------------------------------------------------------

   services for a reduced fee of $333,333 per annum (the "Transition Management Fee"). Both Shelbourne Management and PCIC were affiliates of the then management of the Corporation.

   Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the Asset Management Services for a fee of $200,000 per annum. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

   Asset Management Services were provided to the Corporation during the three months ended June 30, 2003 by Kestrel and during the three months ended June 30, 2002 by PCIC as described above.

   PROPERTY MANAGEMENT SERVICES
   ----------------------------

   The Operating Partnership has contracted with affiliates to provide property management services pursuant to agreements that provide for a fee of up to 6% of property revenue. Kestrel provided property management services during the three and six months ended June 30, 2003 and 2002.

   The following table summarizes the amounts paid to affiliates for expense reimbursements, asset management fee, transition management fee and property management fees for the three and six month periods ended June 30, 2003 and 2002.


                            THREE MONTHS ENDED JUNE 30, 2003   THREE MONTHS ENDED JUNE 30, 2002

                              Shelbourne                           Shelbourne
                              Management           Kestrel         Management        Kestrel
                              ----------           -------         ----------        -------
Asset Management Fee            $  -               $50,000          $     -          $     -
Property Management Fee         $  -               $30,931          $     -          $56,713
Transition Management Fee       $  -               $     -          $83,300          $     -

                              SIX MONTHS ENDED JUNE 30, 2003     SIX MONTHS ENDED JUNE 30, 2002

                              Shelbourne                           Shelbourne
                              Management           Kestrel         Management        Kestrel
                              ----------           -------         ----------        -------
Expense Reimbursement (1)       $  -               $      -         $ 18,750         $      -
Asset Management Fee            $  -               $100,000         $105,863         $      -
Transition Management Fee       $  -               $      -         $124,950         $      -
Property Management Fee         $  -               $ 83,557         $      -         $113,812


         (1) The asset management fees were modified in connection with the Transaction to eliminate expense reimbursement.

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
   -----------------------------------------------------------------------

   ALLOCATION OF DIVIDENDS BY THE CORPORATION
   ------------------------------------------

   Dividends payable to HX Investors, L.P. ("HX Investors"), an affiliate of the current Chief Executive Officer of the Corporation, for the six months ended June 30, 2003 and 2002 on account of shares of common stock owned by HX Investors were $13,270,754 and $0, respectively. No dividends were paid during six months ended June 30, 2002.

   In addition, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the six months ended June 30, 2003 were $16,898.

   THE TRANSACTION
   ---------------

   On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. consummated a transaction (the "Transaction") whereby the Corporation purchased the 385,226 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $11,830,337 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936. This note was satisfied in April 2002 from the proceeds of the Credit Facility (see note
   6). The liquidation preference was eliminated on January 15, 2003, in connection with the Accotel Transaction (see note 10 below).

4. REAL ESTATE
   -----------

   The following table is a summary of the Corporation's real estate as of:

                                           JUNE 30, 2003       DECEMBER 31, 2002
                                         LIQUIDATION BASIS     LIQUIDATION BASIS
                                         -----------------     -----------------

          Real estate held for sale       $    16,448,903         $ 31,146,000
                                         =================     =================

   On January 29, 2003, Livonia Shopping Plaza located in Livonia, Michigan was sold for a gross sales price of $12,969,000. The Corporation received net proceeds in the amount of approximately $7,865,000 after mortgage repayment, closing adjustments and closing costs. The Corporation recognized an accounting gain of $4,481,423.

   On February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross purchase price of $2,164,800. The Corporation received proceeds of $1,970,000 after closing costs and adjustments. The Corporation recognized an accounting gain of $137,549.

5. INVESTMENT IN JOINT VENTURES
   ----------------------------

   On October 30, 2002, the Corporation adopted the liquidation basis of accounting. Subsequent to the adoption of the liquidation basis of accounting, the investments in joint ventures were adjusted to their net realizable value based on current contracts, estimates as determined by independent appraisals or other indications of sales value, with the unrealized gain deferred until an actual sale occurs.

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. INVESTMENT IN JOINT VENTURES (CONTINUED)
   ----------------------------------------

   At January 1, 2003 the Corporation was invested in three joint ventures, (568 Broadway, Supervalu, and Tri-Columbus). As of June 30, 2003 the Corporation was invested in one joint venture (Tri- Columbus). The joint venture is accounted for utilizing the equity method of accounting.

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

   On May 8, 2003, Indiana Market Ltd., a joint venture in which the Corporation holds a 50% interest, consummated the sale of its shopping center property located in Indianapolis, Indiana commonly referred to as Indiana Market Place for a purchase price of $700,000. After closing costs and adjustments, net proceeds were $600,210 of which $300,105 is allocable to the Corporation. The Corporation recognized an accounting gain of $26,651 which is included in income from joint ventures.

   On June 18, 2003, the Grove City, Ohio property which was owned by Tri-Columbus Associates, in which the Corporation holds a 79.34% interest, was sold for a gross sales price of $4,090,000. The Fleet Loan encumbering the property (see note 7) required a principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs, net proceeds were $3,938,286. As a result, the required principal payment was $3,544,457 of which the Corporation was allocated $2,812,172. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $312,464 The joint venture recognized no gain or loss on the sale as the joint venture's property was written down to its net realizable value.

6. CREDIT FACILITY
   ---------------

   On May 1, 2002, the Operating Partnership and certain of its subsidiaries, as well as the operating partnership of Shelbourne Properties I, Inc. and the operating partnership of Shelbourne Properties II, Inc., and certain of their subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility was subsequently satisfied on February 20, 2003 (See note 7).

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. FLEET LOAN
   ----------

   On February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc., (collectively, the "Companies") and their respective operating partnerships (the "Shelbourne OPs")in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% (4.03125% at June 30, 2003) or Fleet's prime rate (but not less than 5%) plus 100 basis points. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

   At June 30, 2003, the Loan was secured by mortgages on the Company's Las Vegas, Nevada property and the property held by Tri-Columbus Associates, as well as certain other properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 as of February 20, 2003.

   At June 30, 2003, the outstanding balance due on the Loan was $31,455,543 of which $12,611,202 was allocable to the Company and the interest rate, at June 30, 2003, on the Loan was 4.03125%.

   Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne Operating Partnerships have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

8. CLASS B PARTNERSHIP INTERESTS
   -----------------------------

   Under the Plan of Liquidation which has been approved by the Corporation's Board of Directors and stockholders, the Class B Unitholder is entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $52.25 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% (from August 19, 2002) per annum until the priority return is paid in full (the "Priority Return"). On August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors L.P. ("HX Investors") which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. After giving effect to dividends paid from August 19, 2002 to August 12, 2003, the remaining unpaid per share Priority Return at August 12, 2003 is $5.38

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.  CLASS A 5% PREFERRED PARTNERSHIP INTERESTS
    ------------------------------------------

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

    The terms of the Class A Units were subsequently modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units can cause the Operating Partnership to purchase the Class A Units at a premium. These circumstances include the occurrence of any of the following while any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties; or (v) the taking of any action with respect to the Accor S.A. properties (see below) without the consent of the Class A Unitholder.

    In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units.

10. ACCOTEL TRANSACTION
    -------------------

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

                         SHELBOURNE PROPERTIES III, INC.
                             FORM 10Q- JUNE 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10. ACCOTEL TRANSACTION (CONTINUED)
    -------------------------------

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

11. SUBSEQUENT EVENTS
    -----------------

    On July 9, 2003, the Corporation paid a dividend in the amount of $1.90 per share to common shareholders of record as of the close of business on June 30, 2003.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


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

        ORGANIZATION
        ------------

        Shelbourne Properties III, Inc., a Delaware corporation (the "Corporation"), was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties III L.P., a Delaware limited partnership (the "Operating Partnership", and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's properties. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger to Integrated Resources High Equity Partners L.P. - Series 88 (the "Predecessor Partnership").

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

        Since the adoption of the Plan of Liquidation, the Company has sold its properties located in Livonia, Michigan and Melrose Park, Illinois and its joint venture properties located in Hilliard, Ohio, New York, New York, Indianapolis, Indiana, and Grove City, Ohio. As a result, the remaining assets of the Company are a shopping center located in Las Vegas, Nevada and a 79.34% interest in an industrial building in the Columbus, Ohio area. In addition, the Company holds a 27.02% interest in a joint venture that holds 20 motel properties for the benefit of the Class A Unitholder. See "The Accotel Transaction" below.

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

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


        THE TRANSACTION
        ---------------

        On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. consummated a transaction (the "Transaction") whereby the Corporation purchased the 385,226 shares of the Corporation's common stock held by subsidiaries of Presidio Capital Investment Company, LLC ("PCIC") and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $11,830,337 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936.

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

        The Accor S.A. properties were acquired for the benefit of the holder of the Class A Units as they provide sufficient debt to be guaranteed by the holder of the Class A Units. Except as indicated below, the Class A Unitholder will ultimately be the sole owner of the joint venture. In connection with the Accotel Transaction, the terms of the Class A Units were amended to (i) eliminate the liquidation preferences (as the cost of the interest in the Accor S.A. properties which was borne by the Shelbourne OPs satisfied the liquidation preference) and (ii) eliminate the Debt and Asset Covenant. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the Shelbourne OPs to purchase their respective Class A Units at the premium described above. These circumstances include the occurrence of any of the following while any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. properties; or (v) the taking of any action with respect to the Accor S.A. properties without the consent of the Class A Unitholder.

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

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


        THE ACCOTEL TRANSACTION (CONTINUED)
        -----------------------------------

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

        Livonia Shopping Plaza. On January 29, 2003 Livonia Shopping Plaza was sold for $12,969,000. The Corporation received proceeds of $7,865,000 after repayment of debt ($4,700,000), closing adjustments and closing costs. The Company realized an accounting gain of $4,481,423.

        TMR Warehouse, Hilliard, Ohio. On January 31, 2003, the Hilliard, Ohio, property, which was owned by Tri-Columbus Associates, a joint venture in which the Corporation held a 79.34% interest, was sold for a gross sales price of $4,600,000. After satisfying the debt encumbering the property of $2,300,000 (of which the Corporation was responsible for $1,824,820), closing adjustments and other closing costs, net proceeds were approximately $2,063,000, $1,637,784 of which is attributable to the Corporation's interest. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

        568 Broadway. On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 22.15% interest, sold its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. After assumptions of the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $73,000,000 of which approximately $16,169,500 was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $14,565,894 was attributable to the Corporation.

        Melrose Crossing Shopping Center. Also on February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross purchase price of $2,164,800. The Corporation received proceeds of $1,970,000 after closing costs and adjustments. The Company realized an accounting gain of $137,549.

        Indiana Market Ltd. On May 8, 2003, Indiana Market Ltd., a joint venture in which the Corporation holds a 50% interest, consummated the sale of its shopping center property located in Indianapolis, Indiana commonly referred to as Indiana Market Place for a purchase price of $700,000. After closing costs and adjustments, net proceeds were $600,210 of which $300,105 is allocable to the Corporation. The Corporation recognized an accounting gain of $26,251.

        Grove City. On June 18, 2003, the Grove City, Ohio property which was owned by Tri-Columbus Associates, in which the Corporation holds a 79.34% interest, was sold for a gross sales price of $4,090,000. The loan encumbering the property required a principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs, net proceeds were $3,938,286. As a result, the required principal payment was $3,544,457 of which the Corporation was allocated $2,812,172. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $312,464 The joint venture recognized no gain or loss on the sale as the joint venture's property was written down to its net realizable value.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


        RECENT DEVELOPMENTS
        -------------------

        On July 9, 2003, the Corporation paid a dividend in the amount of $1.90 per share to common shareholders of record as of the close of business on June 30, 2003.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

        The Company uses its working capital reserves and any cash from operations as its primary source of liquidity. In addition, on February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (collectively, the "Companies") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% or Fleet's prime rate (but not less than 5%) plus 1%. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

        At June 30, 2003, the outstanding balance due on the Loan was $31,455,543, of which $12,611,202 was allocable to the Company and the interest rate on the Loan was 4.03125%.

        The Loan is secured by mortgages on the Company's Las Vegas, Nevada property and the property held by Tri-Columbus Associates, as well as certain other properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 of which the Corporation was responsible for $13,193,637.

        Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne Operating Partnerships have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

        The Company had $3,363,719 in cash and cash equivalents at June 30, 2003 of which $1,004,325 was classified as restricted cash. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $3,103,349 during the six months ended June 30, 2003. As discussed further below, the increase resulted from $26,574,149 of net cash provided by operating activities and $14,021,074 of net cash provided by investing activities which was offset partially by $37,491,874 of net cash used in financing activities.

        In addition to the cash and cash equivalents reported at June 30, 2003, the Corporation's joint ventures held cash at June 30, 2003 of which the Corporation's allocable share was $162,945.

        Currently, the Corporation's primary sources of funds are rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. Rents collected from tenants for the six months ended June 30, 2003 amounted to $1,278,575 as compared to $1,599,421 for the six months ended June 30, 2002. The decrease is due to the sale of Livonia Shopping Plaza on January 29, 2003 which is partially offset by Sunrise Marketplace increase in collections of $171,683.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


        LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
        -------------------------------------------

        Distributions in excess of earnings from joint ventures increased by $2,131,682 to $12,430,310 for the six months ended June 30, 2003 from $10,298,628 for the six months ended June 30, 2002. The increase is due to the net cash received from the 2003 sales of properties owned by 568 Broadway Joint Venture, Tri-Columbus Associates, and Indiana Market, Ltd.

        Cash provided by investing activities resulted from the sales of Livonia Shopping Plaza and Melrose Crossing II which generated proceeds of $14,820,768, which were partially offset by the investment in the Accotel Transaction of $720,791 and improvements to real estate of $78,903 at Sunrise Marketplace.

        Cash used in financing activities consisted of the dividends paid to shareholders ($30,367,722), distributions made to Class A Unitholders ($16,898), the satisfaction of the Credit Facility ($19,178,457) and the principal payment on the Fleet Loan ($2,812,171). These were offset by the Fleet Loan proceeds of $15,423,374.

        RESULTS OF OPERATIONS
        ---------------------

        SIX MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002
        ------------------------------------------------

        Net income

        The Corporation's net income available to common shareholders increased by $36,303,822 to $19,923,762 for the six months ended June 30, 2003 from a net loss of $16,380,060 for the six months ended June 30, 2002. The increase was due to an increase in gains on sale, increased equity income from joint ventures and a decrease in costs and expenses partially offset by a decrease in rental revenue and an increase in interest expense. The Corporation's income before equity income from joint ventures, gain on sale of real estate, and interest was $147,986 for the six months ended June 30, 2003, as compared to a loss of $17,518,057 for the six months ended June 30, 2002.

        Rental Revenue

        Rental revenues decreased $273,520 or approximately 15% to $1,553,371 for the six months ended June 30, 2003 from $1,826,891 for the six months ended June 30, 2002 due to the sale of Livonia Shopping Plaza. This decrease was partially offset by Sunrise Marketplace's rental revenues increasing by $158,651.

        Costs and Expenses

        Costs and expenses for the six months ended June 30, 2003 were $1,405,385, representing a decrease of $17,939,563 from the same period in 2002. The decrease is due principally to expenses incurred in 2002 of $15,262,114 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. Excluding expenses associated with the purchase of the Advisory Agreement, expenses for the six months ended June 30, 2002, were $4,082,834. Therefore, without giving effect to the costs incurred in 2002 for the purchase of the Advisory Agreement, expenses decreased by $2,677,449 for six months ended June 30, 2003 compared with the same period in 2002. The decrease is primarily due to reduced administrative expenses, the cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year.

        Operating expenses increased by $11,809 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase was the result of an obligation under the terms of the sale of Livonia Shopping Plaza to pay the real estate taxes through November 30, 2003. This increase was partially offset by the reduction in total operating costs due to the sales of Livonia and Melrose Crossing II.

        Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore the Corporation incurred no depreciation and amortization for the six months

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

        ended June 30, 2003 as compared to $386,012 for the same period in 2002. Partnership asset management fees and transition management fees decreased to $100,000 for the six months ended June 30, 2003 from $230,813 for the same period in 2002. In 2002, prior to the Transaction, the fees were based on 1.25% of gross asset value of the Corporation, which amounted to $105,863 during 2002, and effective February 14, 2002, after the Transaction, there was a fixed fee of $27,778 per month which amounted to $124,950 for the period beginning February 15, 2002 through June 30, 2002. The total asset management fee and transition management fees paid for the six months ended June 30, 2002 were $230,813. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

        Administrative costs decreased to $689,354 for the six months ended June 30, 2003 from $2,848,036 for the same period in 2002. This reduction is due to the costs not incurred in 2003 that were incurred in 2002 in connection with the Transaction and legal, professional and consulting fees also incurred in 2002. Property Management fees decreased to $34,440 from $48,191 for the periods ending June 30, 2003 and 2002, respectively. The decrease is due to the sale of Livonia Shopping Plaza in January 2003.

        Gain on Sale of Real Estate

        The gain on sale of $4,618,972 for the six months ended June 30, 2003 was due to the sale of Livonia Shopping Plaza and Melrose Crossing II on January 29, 2003 and February 28, 2003, respectively.

        Non-Operating Income and Expenses

        Income from investments in joint ventures increased by $14,055,455 to $15,460,597 for the six months ended June 30, 2003 as compared to $1,405,142 for the six months ended June 30, 2002. This is primarily due to 568 Broadway Joint Venture, in which the Corporation indirectly held a 22.15% interest, selling its property on February 28, 2003. The joint venture recognized a gain on sale of $67,746,480 of which $14,565,894 was allocated to the Corporation. Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 of $671,136 due to the recognition of only two months of revenue and expenses in 2003 resulting from the sale of the property on February 28, 2003.

        The Corporation's joint venture investment, known as SuperValu, in which the Corporation holds a 50% interest, sold its property located in Indianapolis, Indiana on May 8, 2003. The property had been written down to its anticipated net realizable value at October 29, 2002 and recognized a loss in 2002 of $1,448,544. Because the expenses associated with the sale were less than estimated in 2002, the joint venture recognized an accounting gain in 2003 of $26,561. Excluding the gain on the sales, the joint venture experienced an increase in equity income for the six months ended June 30, 2003 of $344,859 as compared to the same period in 2002. The increase is primarily due to cessation of depreciation and amortization expenses in 2003 in accordance with liquidation accounting and the recognition by the joint venture of permanent impairment of its Atlanta, Georgia property which resulted in a $325,000 expense during the six months ended June 30, 2002.

        The Corporation's investment in joint venture, known as Tri-Columbus Associates, in which the Corporation holds a 79.34% interest experienced an increase in equity income excluding any gains on sale of $251,988 for the six months ended June 30, 2003 as compared to the same period in 2002. This increase is primarily due to the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

        During the first six months of 2003, interest expense was $312,116, which consisted of $87,701 paid in connection with the Credit Facility and $224,415 incurred in connection with the Fleet Loan, as compared to $282,827 for the six months ended June 30, 2002. The interest incurred during 2002 was comprised of $142,871 related to the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreements and interest of $139,956 incurred in connection with the Credit Facility.

        Interest income decreased to $25,221 during the six months ended June 30, 2003 from $28,379 during the three months ended June 30, 2002 due to slightly higher cash balances invested and lower yields.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

        THREE MONTHS ENDED JUNE 30, 2003 VS. JUNE 30, 2002
        --------------------------------------------------

        Net income

        The Corporation's net income available for common shareholders increased by $1,961,954 to $318,226 for the three months ended June 30, 2003 from a net loss of $1,643,728 for the three months ended June 30, 2002. The increase was due to increased equity income from joint ventures, a decrease in costs and expenses and a decrease in interest expense partially offset by a decrease in rental revenue. The Corporation's income before equity income from joint ventures, gain on sales of real estate, and interest was $108,815 for the three months ended June 30, 2003, as compared to a loss of $1,771,062 for the three months ended June 30, 2002.

        Rental Revenue

        Rental revenues decreased $236,422 or approximately 24%, to $754,820 for the three months ended June 30, 2003 from $991,242 for the three months ended June 30, 2002 due to the sale of Livonia Shopping Plaza. The decrease in rental revenues of $350,498 due to the sale of Livonia Shopping Plaza was partially offset by Sunrise Marketplace's rental revenues increasing by $114,165.

        Costs and Expenses

        Costs and expenses for the three months ended June 30, 2003 amounted to $646,005, representing a decrease of $2,116,299 from the same period in 2002. The decrease is primarily due to reduced administrative expenses as a result of legal, professional and consulting fees incurred during the three months ended June 30, 2002 and not incurred during the three months ended June 30, 2003. The cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year also contributed to the reduction of costs and expenses along with the sale of certain properties.

        Operating expenses decreased by $143,712 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in operating expenses was due to the sales of Livonia and Melrose Crossing II.

        Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore, the Corporation incurred no depreciation and amortization for the three months ended June 30, 2003 as compared to $213,238 for the same period in 2002. Partnership asset management fees decreased to $50,000 for the three months ended June 30, 2003 from $83,300 for the same period in 2002. In 2002, after the Transaction, there was a fixed asset management fee of $27,778 per month which amounted to $83,300 during the second quarter of 2002. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000.

        Administrative costs decreased to $252,671 for the three months ended June 30, 2003 from $629,534 for the same period in 2002. This reduction is due to the legal, professional and consulting costs not incurred in 2003 that were incurred in 2002. Property Management fees decreased to $17,709 from $23,899 for the periods ending June 30, 2003 and 2002, respectively. The decrease is due to the sale of Livonia Shopping Plaza in January 2003.

        Non-Operating Income and Expenses

        Income from investments in joint ventures increased by $49,434 to $358,298 for the three months ended June 30, 2003 as compared to $308,864 for the three months ended June 30, 2002.

        The Corporation experienced a decrease in equity income from 568 Broadway Joint Venture for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 of $400,378 due to the sale of the property on February 28, 2003.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

        The Corporation's investment in joint venture known as SuperValu, in which the Corporation holds a 50% interest, sold its property located in Indianapolis, Indiana on May 8, 2003. The property had been written down to its anticipated net realizable value at October 29, 2002 and the joint venture recognized a loss in 2002 of $1,448,544. Because expenses associated with the sale were less than estimated in 2002, the joint venture recognized an accounting gain in 2003 of $26,561. Excluding the gain on the sales, the joint venture experienced an increase of $321,452 for the three months ended June 30, 2003 as compared to the same period in 2002. This decrease is primarily due to cessation of depreciation and amortization expenses in 2003 in accordance with liquidation accounting and recognition by the joint venture of permanent impairment of its Atlanta, Georgia property which resulted in a $325,000 expense during the second quarter of 2002.

        The Corporation's joint venture in investment, know as Tri-Columbus Associates, in which the Corporation holds a 79.34% interest, experienced an increase in equity income of $101,797 for the three months ended June 30, 2003 as compared to the same period in 2002. This increase is primarily due to the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

        During the second quarter of 2003, interest expense was $154,331. This was incurred in connection with the Fleet Loan. The interest expense for the second quarter of 2002 was $198,233. The interest in 2002 was comprised of $58,277 incurred on the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreements and $139,956 incurred in connection with the Credit Facility.

        Interest income decreased to $5,444 during the three months ended June 30, 2003 from $16,703 during the three months ended June 30, 2002 due to lower cash balances invested and lower yields.

        Inflation

        Inflation is not expected to have a material impact on the operations or financial position of the Corporation.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's long-term debt bears interest at a floating rate, and therefore the Company is exposed to the risk of interest rate changes. At June 30, 2003, borrowings under our secured loan totaled $12,611,202 and initially bore an interest rate of LIBOR plus 2.75%. Based on the balance outstanding on the Corporation's credit facility at August 12, 2003 and the interest rate at that date, a 10% increase in LIBOR would increase the Corporation's interest expense in 2003 by approximately $16,158. Conversely, a 10% decrease in LIBOR would decrease the Corporation's interest expense in 2003 by the same amount. The gain or loss the Corporation ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Corporation does not utilize derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

        The Corporation principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003, the Corporation held its annual meeting of the Stockholders at which time (i) Mr. Arthur Blasberg, Jr., and Mr. Steven Zalkind were elected to as Class II Directors of the Corporation, and (ii) Deloitte & Touche LLP was ratified as the Company's independent auditors. The following table indicates the votes "for" and "against" on these matters, as well as abstentions and broker non-votes

      Action                                         Votes For       Votes Against       Abstentions
      ------                                         ---------       -------------       -----------
      Election of Directors
           Arthur Blasberg, Jr.                       572,182            4,925               ---
           Steven Zalkind                             572,507            4,600               ---

      Ratification of Deloitte & Touche, LLP          572,440            1,429              3,238


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


(B) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended June 30, 2003:

(i)    Issuance of dividend.

       Item reported: 5

       Dated filed: June 20, 2003

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Shelbourne Properties III, Inc.
                                            (Registrant)


Dated: August 11, 2003                      By:   /S/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003

EXHIBIT INDEX

Exhibit
Number                              Description                                          Page
-----                               -----------                                          ----
2.1      Stock Purchase Agreement among HX Investors, Exeter Capital Corporation
         and the Company                                                                  (4)
2.2      Amendment No. 1 to Stock Purchase Agreement                                      (6)
2.3      Plan of Liquidation                                                              (7)
3.1      Amended and Restated Certificate of Incorporation of the Company                 (1)
3.2      Amended and Restated Bylaws of the Corporation                                   (1)
4.1      Limited Partnership of the operating partnership                                 (1)
4.2      Stockholder Rights Agreement                                                     (1)
4.3      Amendment to Stockholder Rights Agreement                                        (2)
4.4      Restated Partnership Unit Designation for 5% Class A Preferred                   (9)
         Partnership Units (incorporated by reference to Exhibit E-1 of Exhibit
         10.4)
4.5      Stockholder Agreement, among the Companies and HX Investors, LP and
         Exeter Capital Corporation, dated as of April 30, 2002                           (3)
4.6      Amendment No. 2 to Stockholder Rights Agreement                                  (5)
4.7      Partnership Unit Designation of the Class B Partnership Units of the
         Operating Partnership                                                            (8)
10.1     Settlement Agreement and Mutual Release between HX Investors, the
         Companies and Shelbourne Management                                              (4)
10.2     Amendment No. 1 to Settlement Agreement                                          (6)
10.3     Purchase Agreement, dated as of January 15, 2003, between the
         Shelbourne JV LLC and Realty Holdings of America, LLC                            (9)
10.4     Agreement, dated as of January 15, 2003, among Presidio Capital
         Investment Company, LLC (and certain of its subsidiaries), Shelbourne
         Management, NorthStar Capital Investment Corp., each of the Shelbourne
         REITs and its operating partnership and HX Investors, L.P                        (9)
10.5     Loan Agreement, dated as of February 19, 2003, among Shelbourne
         Properties I L.P., Shelbourne Properties II L.P., Shelbourne Properties
         III L.P., Shelbourne Richmond Company LLC, Shelbourne Matthews Company
         LLC, Shelbourne Las Vegas Company LLC, Century Park I Joint Venture,
         Seattle Landmark Joint Venture, Tri-Columbus Associates and Fleet
         National Bank and the other lending institutions which may become party
         thereto and Fleet National Bank, as agent                                        (10)
10.6     Form of Guaranty, dated as of February 19, 2003, from Shelbourne
         Properties III, Inc. and Shelbourne Properties III L.P.                          (10)
10.7     Form of Indemnity, Contribution and Subrogation Agreement, dated as of
         February 19, 2003, among the REITs and the operating partnerships                (10)
10.8     Form of Deed of Trust, Assignment of Leases and Rents, Security
         Agreement and Fixture Filing with respect to the Collateral Properties
         dated as of February 19, 2003 in favor of Fleet National Bank                    (10)
10.9     Cash Management Agreement, dated February 19, 2003, among Shelbourne
         Properties I L.P., Shelbourne Properties II L.P., Shelbourne Properties
         III L.P., Fleet National Bank, as agent for itself and the Lenders, and
         various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto          (10)
31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002                                                                             30
32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002          32

------------------

(1) incorporated by reference to the Registration Statement of the Company on Form S-4 filed on February 11, 2000, as amended
(2) incorporated by reference to the Current Report of the Company on Form 8-K filed on February 14, 2002

                         SHELBOURNE PROPERTIES III, INC.
                            FORM 10Q - JUNE 30, 2003


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