Form 10-Q
period 2003-09-30
SHELBOURNE PROPERTIES III INC
filed 2003-11-14
CIK 1106038

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 (617) 570-4600
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       -------      -------

Indicated by check whether registrant is an accelerated filer (as identified in
Rule 12b-2 of the Exchange Act). Yes          No   X
                                     -------     -------

As of November 12, 2003, there were 788,772 shares of common stock outstanding.

================================================================================

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


                                      INDEX

   Part I.    Financial Information                                                                Page
                                                                                                   ----
   Item 1.    Consolidated Financial Statements:

              Consolidated Statements of Net Assets (Liquidation Basis) as of
              September 30, 2003 and December 31, 2002...........................................    3

              Consolidated Statements of Operations and Changes in Net Assets
              for the Three and Nine Months Ended September 30, 2003 (Liquidation Basis) and
              Consolidated Statements Operations for the Three and Nine Months Ended
              September 30, 2002 (Going Concern Basis)...........................................     4

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003
              (Liquidation Basis) and the Nine Months Ended September 30, 2002 (Going Concern
              Basis).............................................................................    5

              Notes to Consolidated Financial Statements.........................................    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   17

   Item 3.    Quantitative and Qualitative Disclosure about Market Risk..........................   25

   Item 4.    Controls and Procedures............................................................   25


   Part II.   Other Information:

   Item 6.    Exhibits and Reports on Form 8-K...................................................   26

   Signatures....................................................................................   27

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


            CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                               September 30, 2003          December 31, 2002
                                                                             -----------------------     ----------------------
                                                                                  (Unaudited)
ASSETS

Real estate held for sale                                                            $   16,537,337              $  31,146,000
Investments in joint ventures                                                            10,460,619                 37,202,673
Cash and cash equivalents, of which $1,000,824 is restricted cash
   at September 30, 2003                                                                  2,102,717                    260,370
Other assets                                                                                366,541                    273,333
Receivables, net                                                                             20,223                    123,997
                                                                             -----------------------     ----------------------

Total Assets                                                                             29,487,437                  69,006,373
                                                                             -----------------------     ----------------------

LIABILITIES

Accounts payable and accrued expenses                                                       855,615                    640,412
Credit Facility                                                                                   -                 19,718,457
Fleet Loan                                                                               12,611,202                          -
Reserve for estimated costs during the period of liquidation                              1,103,369                  1,500,000
Deferral of gains and incentive fee on real estate assets and joint ventures              8,895,204                 28,173,687

COMMITMENTS AND CONTIGENCIES (Notes 8, 10)

CLASS B Partnership Interests                                                                     -                          -

CLASS A 5% Preferred Partnership Interests, at liquidation value                                  -                    672,178
                                                                             -----------------------     ----------------------

Total Liabilities                                                                        23,465,390                 50,704,734
                                                                             -----------------------     ----------------------

NET ASSETS IN LIQUIDATION                                                             $   6,022,047              $  18,301,639
                                                                             =======================     ======================










                  See notes to consolidated financial statement

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


         CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (LIQUIDATION BASIS) AND
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                          For the Three Months Ended               For the Nine Months Ended
                                                                September 30,                             September 30,
                                                     -------------------------------------    -------------------------------------
                                                           2003                 2002                2003                2002
                                                     ----------------     ----------------    ---------------    ------------------
Rental revenues                                      $       466,568           $  887,383         $2,019,939           $ 2,714,274
                                                     ----------------     ----------------    ---------------    ------------------

Costs and expenses

       Operating expenses                                    137,160              231,196            718,751               680,645
       Depreciation and amortization                               -              287,030                  -               645,302
       Asset management fee                                   50,000                    -            150,000               105,863
       Transition management fees                                  -               83,300                  -               208,250
       Purchase of advisory agreements                             -                    -                  -            15,262,114
       Administrative expenses                               196,904              640,434            886,259             3,486,275
       Property management fee                                19,892               32,806             54,332                80,997
                                                     ----------------     ----------------    ---------------    ------------------
                                                             403,957            1,274,766          1,809,342            20,469,446
                                                     ----------------     ----------------    ---------------    ------------------

Income (loss) before equity income from joint
ventures, gain on sale of real estate, and interest           62,611             (387,383)           210,597           (17,755,172)

       Equity income from joint ventures                     297,834              712,799         15,758,431             2,117,941
       Gain on sale of real estate                                 -                    -          4,618,972                     -
       Interest expense                                     (127,568)            (210,288)          (439,684)             (493,115)
       Interest income                                         4,674               17,002             29,895                45,381
                                                     ----------------     ----------------    ---------------    ------------------

Income (loss) from continuing operations                     237,552              132,130         20,178,212           (16,084,965)
Loss from discontinued operations                                  -              (72,186)                 -              (222,454)
                                                     ----------------     ----------------    ---------------    ------------------

Net income (loss)                                            237,552               59,944         20,178,212           (16,307,419)
Preferred dividends                                           (8,589)              (8,589)           (25,487)              (21,286)
                                                     ----------------     ----------------    ---------------    ------------------

Net income (loss) available for common shareholders       $  228,963            $  51,355         20,152,725          $(16,328,705)
                                                     ================     ================                       ==================

Net assets at January 1, 2003                                                                     18,301,639
Adjustments to liquidation basis                                                                    (565,928)
Liquidating dividends - common                                                                   (31,866,389)
                                                                                              ---------------
Net assets in liquidation at September 30, 2003                                                   $6,022,047
                                                                                              ===============

Earnings (loss) per share - basic and diluted              $    0.29             $   0.07           $  25.55            $  (19.16)
                                                     ================     ================    ===============    ==================

Weighted average common shares                               788,772              788,772            788,772               852,271
                                                     ================     ================    ===============    ==================

                 See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (LIQUIDATION BASIS)
                  AND SEPTEMBER 30, 2002 (GOING CONCERN BASIS)
                                   (UNAUDITED)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                      -----------------------------------------------
                                                                              2003                      2002
                                                                      ----------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $   20,178,212          $  (16,307,419)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
              Depreciation and amortization                                               -                  645,302
              Straight-line adjustment for stepped lease rentals                          -                   31,453
              Change in bad debt reserve                                             83,999                   40,000
              Purchase of advisory agreement                                              -               15,262,114
              Distributions in excess of earnings from joint ventures            11,771,813                9,659,664
              Loss from discontinued operations                                                              222,454
              Gain on sales of real estate                                       (4,618,972)                        -
     Change in assets and liabilities:
            Receivables                                                              19,775                  (29,394)
            Other assets                                                            (93,208)                (991,932)
            Accounts payable and accrued expenses                                  (496,341)                   8,382
            Accrued interest                                                         39,366                        -
                                                                      ----------------------    ---------------------
     Net cash provided by operating activities                                   26,884,644                8,540,624
                                                                      ----------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Discontinued operations                                                       -                 (150,654)
            Improvements to real estate                                            (143,143)                (501,744)
            Investment in Accotel                                                  (720,791)                       -
            Proceeds from sales of real estate, net                              14,820,768                        -
                                                                      ----------------------    ---------------------
     Net cash provided by (used in) investing activities                         13,956,834                 (652,398)
                                                                      ----------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchase of treasury stock                                                    -              (11,830,337)
            Proceeds from Fleet Loan                                             15,423,374                        -
            Paydown of Fleet Loan                                                (2,812,172)                       -
            Proceeds from Credit Facility                                                 -               19,718,457
            Paydown of Credit Facility from sales proceeds                       (6,524,820)                       -
            Payoff of Credit Facility                                           (13,193,637)                       -
            Payoff of Note Payable from transaction                                       -              (14,589,936)
            Dividends paid                                                      (31,866,389)                       -
            Distributions paid- Class A Unitholder                                  (25,487)                       -
                                                                      ----------------------    ---------------------
     Net cash used in financing activities                                      (38,999,131)              (6,701,816)
                                                                      ----------------------    ---------------------

     Increase in cash and cash equivalents                                        1,842,347                1,186,410
     Cash and cash equivalents, beginning of period                                 260,370                2,839,489
                                                                      ----------------------    ---------------------
     Cash and cash equivalents, end of period                                $    2,102,717           $    4,025,899
                                                                      ======================    =====================
     Supplemental disclosure of cash flow information-
     Cash paid for interest                                                  $      400,318           $      493,115
                                                                      ======================    =====================

                 See notes to consolidated financial statements

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

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

       Due to the adoption by the shareholders of the Plan of Liquidation on October 29, 2002, the Corporation will be required to transfer any remaining assets on or prior to October 29, 2004 to a liquidating trust in order to avoid adverse tax consequences. In addition, the holder of the Class A Units is presently entitled to require the Operating Partnership to purchase the Class A Unit at a premium if a Class A Trigger Event occurs (as defined in Note 9) at any time prior to October 29, 2004 (which would occur if the assets were transferred to a liquidating trust). The Corporation is presently negotiating with the holder of the Class A Units to shorten this time frame. If the Corporation is successful in its negotiations, it is expected that the Corporation will transfer its remaining assets to a liquidating trust as early as April 2004, thereby eliminating the expenses associated with a public corporation. There can be no assurance that the Corporation will be successful in its negotiations with the Class A Unitholder. Finally, if the Corporation is successful in liquidating all of its assets prior to October 29, 2004 or such earlier date as may be permitted without incurring additional expense, the Corporation will make a final distribution and its affairs will be wound up without utilization of a liquidating trust.

       At such time as the assets of the Company are distributed to a liquidating trust, which could be as early as the second quarter 2004, the interests in such trust will be non-transferrable. Accordingly, investors will not be able to sell their interests in the liquidating trust but will receive distributions from the liquidating trust as the remaining assets are liquidated.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       BASIS OF PRESENTATION
       ---------------------

       As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

       BASIS OF PRESENTATION (CONTINUED)
       ---------------------------------

       determined by independent appraisals or other indications of sales values. The valuations for other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of September 30, 2003. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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

       ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING
       ----------------------------------------------

       On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Since the sale of the properties located in Livonia, Michigan (note 4), Melrose Park, Illinois (note 4), Hilliard, Ohio (note 5), New York, New York (note 5), Indianapolis, Indiana (note 5) and Grove City, Ohio (note 5), the valuation of investments in joint ventures and real estate held for sale have been adjusted to reflect the remaining estimated costs of carrying out the liquidation as of September 30, 2003. Further adjustments were included in the September 30, 2003 Consolidated Statement of Changes in Net Assets. The valuation is based on current contracts, estimates as determined by independent appraisals or other indications of sales value, net of estimated selling costs and capital expenditures anticipated during the liquidation period. The valuations of other assets and liabilities are based on management's estimates as of September 30, 2003. The actual values realized for assets and settlement of liabilities may differ materially from amounts estimated.

       Adjusting assets to estimated net realizable value resulted in the write-up in the value of certain real estate properties. The anticipated gains, net of any incentive payments to the Class B Unitholder associated with the adjustment in value of these real estate properties, have been deferred until such time as a sale occurs. During the nine months ended September 30, 2003, the Corporation recognized actual gains of $4,618,972 on the sale of real estate and $14,592,455 included in equity income from joint ventures attributable to real estate sales. As a result of these sales, the Corporation's deferred gain was reduced by $19,278,483.

       RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION
       ------------------------------------------------------------

       Under liquidation accounting, the Corporation is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining agents and trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period. Such accrued costs do not include costs incurred in connection with ordinary operations.

       The reserve for additional costs associated with liquidation was reduced from $1,500,000 at December 31, 2002 to $1,103,369 at September 30, 2003
       as a result of professional costs associated with obtaining the Fleet Loan of $379,965 and tax planning costs of $16,666 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction (see note 10).

       USE OF ESTIMATES
       ----------------

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

       USE OF ESTIMATES (CONTINUED)

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

       ACCOUNTS RECEIVABLE
       -------------------

       Accounts receivable are stated net of an allowance for doubtful accounts of $103,169 and $19,170 as of September 30, 2003 and December 31, 2002,
       respectively.

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

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

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

       FINANCIAL INSTRUMENTS
       ---------------------

       The carrying values reflected in the consolidated statements of net assets at September 30, 2003 and December 31, 2002 reasonably approximate the fair values for cash and cash equivalents, other assets, receivables, accounts payable, accrued expenses and notes payable. Additionally, as the Corporation currently expects that the liquidation will be substantially completed not later than October 2004, the net realizable value of notes payable approximates their fair value. In making such assessments, the Corporation has utilized discounted cash flow analyses, estimates, and quoted market prices as deemed appropriate.

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

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       RECENTLY ISSUED ACCOUNTING STANDARDS

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

       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Corporation will need to apply its provisions to any existing variable interest in variable interest entities on December 31, 2003. The Corporation does not expect that this will have an impact on the Corporation's consolidated financial statements.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Corporation does not expect that this statement will have an impact on the Corporation's financial statements

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       ------------------------------------------------------

       RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
       ------------------------------------------------

       as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not expect that this statement will have an impact on the Corporation's financial statements.

3.     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
       -----------------------------------------------------------

       During the three and nine months ended September 30, 2003 and 2002, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to the Company by affiliates of the Corporation's Chief Executive Officer.

       ASSET MANAGEMENT SERVICES
       -------------------------

       For the period from January 1, 2002 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided asset management services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for asset management services an annual asset management fee, payable quarterly, equal to 1.25% of the Corporation's gross asset value as of the last day of each year. In addition, the Corporation was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services.

       Effective February 14, 2002, in connection with the Transaction (as described below), PCIC began providing such services for a reduced fee of $333,333 per annum (the "Transition Management Fee"). Both Shelbourne Management and PCIC were affiliates of the then management of the Corporation.

       Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the Asset Management Services for a fee of $200,000 per annum, which will continue until the Corporation is liquidated. Following the liquidation of the Corporation, any amounts payable for asset management fees will be determined by the trustee of the liquidating trust. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

       Asset management services were provided to the Corporation during the three months ended September 30, 2003 by Kestrel and during the three months ended September 30, 2002 by PCIC as described above.

       PROPERTY MANAGEMENT SERVICES
       ----------------------------

       The Operating Partnership has contracted with affiliates to provide property management services pursuant to agreements that provide for a fee of 3% of cash receipts. Kestrel provided property management services during the three and nine months ended September 30, 2003 and 2002. All numbers in the tables below include the Corporation's share of fees paid to Kestrel Management by properties owned by joint ventures in which it has an interest.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
       -----------------------------------------------------------------------

       PROPERTY MANAGEMENT SERVICES (CONTINUED)
       ---------------------------------------

       The following table summarizes the amounts paid to affiliates for expense reimbursements, asset management fee, transition management fee and property management fees for the three and nine month periods ended September 30, 2003 and 2002.



         THREE MONTHS ENDED SEPTEMBER 30, 2003                                          THREE MONTHS ENDED SEPTEMBER 30, 2002

                                   Shelbourne                                                Shelbourne
                                   Management        Kestrel                                 Management        Kestrel
                                   ----------        -------                                 ----------        -------
Asset Management Fee              $         -     $     50,000                                $       -        $       -
Property Management Fee           $         -     $     32,667                                $       -        $  70,463
Transition Management Fee         $         -     $          -                                $  83,300        $       -


         NINE MONTHS ENDED SEPTEMBER 30, 2003                                           NINE MONTHS ENDED SEPTEMBER 30, 2002

                                    Shelbourne                                                Shelbourne
                                    Management        Kestrel                                 Management         Kestrel
                                    ----------        -------                                 -----------        -------
Expense Reimbursement (1)         $          -    $         -                               $       18,750  $            -
Asset Management Fee              $          -    $   150,000                               $      105,863  $            -
Property Management Fee           $          -    $   116,224                               $            -  $      184,274
Transition Management Fee         $          -    $         -                               $      208,250  $            -


         (1) The asset management fees were modified in connection with the Transaction to eliminate expense reimbursement.

       ALLOCATION OF DIVIDENDS BY THE CORPORATION
       ------------------------------------------

       Dividends payable to HX Investors, L.P. ("HX Investors"), an affiliate of the current Chief Executive Officer of the Corporation, for the nine months ended September 30, 2003 and 2002 on account of shares of common stock owned by HX Investors were $13,270,754 and $0, respectively. No dividends were paid during nine months ended September 30, 2002.

       In addition, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the nine months ended September 30, 2003 were $25,487, of which $10,705 was payable by Shelbourne Management to HX Investors pursuant to their agreement.

       THE TRANSACTION
       ---------------

       On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. consummated a transaction (the "Transaction") whereby the Corporation purchased the 385,226 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



       Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $11,830,337 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $672,178

3.     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
       -----------------------------------------------------------------------

       THE TRANSACTION (CONTINUED)

       and a note in the amount of $14,589,936. This note was satisfied in April 2002 from the proceeds of the Credit Facility (see note 6). The liquidation preference was eliminated on January 15, 2003, in connection with the Accotel Transaction (see note 10 below).

4.     REAL ESTATE
       -----------

       As of September 30, 2003, the Corporation owned one property which is located in Las Vegas, Nevada which was subsequently sold on November 5, 2003 (see note 11).

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

5.     INVESTMENTS IN JOINT VENTURES
       -----------------------------

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

       At January 1, 2003 the Corporation was invested in three joint ventures, (568 Broadway, Supervalu, and Tri-Columbus). As of September 30, 2003 the Corporation was invested in two joint ventures (Tri- Columbus and Accotel). The joint ventures are accounted for utilizing the equity method of accounting.

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

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.     INVESTMENTS IN JOINT VENTURES (CONTINUED)
       -----------------------------------------

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

       On June 18, 2003, the Grove City, Ohio property which was owned by Tri-Columbus Associates was sold for a gross sales price of $4,090,000. The Fleet Loan encumbering the property (see note 7) required a principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs, net proceeds were $3,938,286. As a result, the required principal payment was $3,544,457 of which the Corporation was allocated $2,812,172. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $312,464. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

       On September 3, 2003 Tri-Columbus Associates entered into a contract to sell its property located in Delaware, Ohio. The sale, which is subject to purchaser's satisfactory completion of its due diligence process, is expected to close, if at all, in the fourth quarter of 2003.

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

7.     FLEET LOAN
       ----------

       On February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc., (collectively, the "Companies") and their respective operating partnerships (the "Shelbourne OPs")in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 loan (the "Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate. The Loan bears interest at the election of the Borrowers at a rate of either LIBOR plus 2.75% (3.875% at September 30, 2003) or Fleet's prime rate (but not less than 5%) plus 100 basis points. At present the Borrowers have elected that the Loan bear interest at LIBOR plus 2.75%. The Loan matures on February 19, 2006, subject to two one-year extensions. The Loan is prepayable in whole or in part at anytime without penalty or premium.

       As of September 30, 2003, the Loan was secured by mortgages on the Company's Las Vegas, Nevada property and the property held by Tri-Columbus Associates, as well as certain other properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Shelbourne OPs and the Companies have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 as of February 20, 2003.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.     FLEET LOAN (CONTINUED)
       ----------------------

       Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne OPs have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

       At September 30, 2003, the outstanding balance due on the Loan was $31,455,543 of which $12,611,202 was allocable to the Company and the interest rate, at September 30, 2003, on the Loan was 3.875%.

8.     CLASS B PARTNERSHIP INTERESTS

       Under the Plan of Liquidation, which has been approved by the Corporation's Board of Directors and stockholders, the Class B Unitholder is entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $52.25 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% (from August 19, 2002) per annum until the priority return is paid in full (the "Priority Return"). On August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. After giving effect to dividends paid from November 19, 2002 to November 12, 2003, the remaining unpaid per share Priority Return at November 12, 2003 is $5.45.

9.     CLASS A 5% PREFERRED PARTNERSHIP INTERESTS
       ------------------------------------------

       In connection with the Transaction, the Operating Partnership issued to Shelbourne Management 672.178 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitle the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($672,178). In addition, prior to the modification described below, upon the liquidation of the Operating Partnership, each Class A Unit was entitled to a liquidation preference of $1,000 per unit. The Class A Units are not convertible into common units of the Operating Partnership or shares in the Corporation and the holders of the Class A Units do not have voting rights except in limited circumstances. Although the holders of the Class A Units do not have redemption rights, pursuant to the terms of the Purchase and Contribution Agreement entered into in connection with the Transaction, and prior to the modification described below, Shelbourne Management had the right to cause the Operating Partnership to reacquire the Class A Units upon the occurrence of certain events including, without limitation, if the aggregate assets of the Companies is below approximately $75 million or the outstanding debt under which the Companies are obligated is less than $55 million, for a purchase price equal to the liquidation preference plus an amount (the "Put Premium") which was equal to approximately $4,374,000 at December 31, 2002 and declined each February 13, May 13, August 13 and November 13 until it reached zero on May 13, 2007.

       The terms of the Class A Units were subsequently modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units can cause the Operating Partnership to purchase the Class A Units at a premium. These circumstances include the occurrence of any of the following if any of the Class

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP;
       (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the

9.     CLASS A 5% PREFERRED PARTNERSHIP INTERESTS (CONTINUED)
       -----------------------------------------------------

       Companies on the debt securing the Accor S.A. properties (see below); or
       (v) the taking of any action with respect to the Accor S.A. properties without the consent of the Class A Unitholder (the "Class A Trigger Events").

       In connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. (See note 3)

10.    ACCOTEL TRANSACTION
       -------------------

       On January 15, 2003, a joint venture owned by the Operating Partnership and the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties which are triple net leased to an affiliate of Accor S.A. (the "Accor S.A. Properties"). The cash purchase price, which was provided from working capital, was approximately $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by Shelbourne Properties I, Inc., Shelbourne Properties II, Inc., and the Corporation respectively. The properties are also subject to existing mortgage indebtedness in the current principal amount of approximately $74,220,000.

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

11.    SUBSEQUENT EVENTS
       -----------------

       On November 5, 2003, the Corporation sold its property located in Las Vegas Nevada for a gross sales price of $17,500,000. The Loan encumbering the property (see note 7) required a principal payment equal to the greater of $9,600,000 or 90% of the net proceeds. After closing adjustments and costs, net proceeds were $17,026,657.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       In compliance with the Loan, the required principal payment was $15,250,000, of which the Corporation is responsible for $12,611,202. Pursuant to the Indemnity, Contribution and Subrogation Agreements, Shelbourne

11.    SUBSEQUENT EVENTS (CONTINUED)
       -----------------------------

       Properties I, Inc and Shelbourne Properties II, Inc are obligated to repay Shelbourne Properties III, Inc $2,638,798 plus any interest due in accordance with the same terms as the Loan.

       The remaining proceeds after the principal payment were $1,776,657. The Corporation recognized an accounting gain of approximately $9,465,000.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


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

        Due to the adoption by the shareholders of the Plan of Liquidation on October 29, 2002, the Corporation will be required to transfer any remaining assets on or prior to October 29, 2004 to a liquidating trust in order to avoid adverse tax consequences. In addition, the holder of the Class A Units is presently entitled to require the Operating Partnership to purchase the Class A Unit at a premium if a Class A Trigger Event occurs (as defined below) at any

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


        ORGANIZATION (CONTINUED)
        ------------------------

        time prior to October 29, 2004 (which would occur if the assets were transferred to a liquidating trust). The Corporation is presently negotiating with the holder of the Class A Units to shorten this time frame. If the Corporation is successful in its negotiations, it is expected that the Corporation will transfer its remaining assets to a liquidating trust as early as April 2004, thereby eliminating the expenses associated with a public corporation. There can be no assurance that the Corporation will be successful in its negotiations with the Class A Unitholder. Finally, if the Corporation is successful in liquidating all of its assets prior to October 29, 2004 or such earlier date as may be permitted without incurring additional expense, the Corporation will make a final distribution and its affairs will be wound up without utilization of a liquidating trust.

        At such time as the assets of the Company are distributed to a liquidating trust, which could be as early as the second quarter 2004, the interests in such trust will be non-transferrable. Accordingly, investors will not be able to sell their interests in the liquidating trust but will receive distributions from the liquidating trust as the remaining assets are liquidated.

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

        Accordingly, in a transaction (the "Accotel Transaction") designed to facilitate the liquidation of the Corporation and provide dividends to stockholders, on January 15, 2003, a joint venture owned by the Shelbourne OPs acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties which are triple net leased to an affiliate of Accor S.A. (the "Accor S.A. Properties"). The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by Shelbourne Properties I L.P., Shelbourne Properties II L.P. and the Operating Partnership, respectively. The Accor S.A. Properties were also subject to existing mortgage indebtedness in the principal amount of approximately $74,220,000.

        The Accor S.A. Properties were acquired for the benefit of the holder of the Class A Units as they provide sufficient debt to be guaranteed by the holder of the Class A Units. Except as indicated below, the Class A Unitholder will ultimately be the sole owner of the joint venture. In connection with the Accotel Transaction, the terms of the Class A Units were amended to (i) eliminate the liquidation preferences (as the cost of the interest in the Accor S.A. properties which was borne by the Shelbourne OPs satisfied the liquidation preference) and (ii) eliminate the Debt and Asset Covenant. The holder of the Class A Units does, however, continue to have the right, under certain limited circumstances which the Companies do not anticipate will occur, to cause the Shelbourne OPs to purchase their respective Class A Units at the premium described above. These circumstances include the occurrence of any of the following so long as any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


        THE ACCOTEL TRANSACTION (CONTINUED)
        -----------------------------------

        OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership;
        (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. Properties; or (v) the taking of any action with respect to the Accor S.A. Properties without the consent of the Class A Unitholder (the "Class A Trigger Events").

        The holder of the Class A Units has the right, which right must be exercised by no later than July 28, 2004, to require that the Shelbourne OPs acquire other properties for the Class A Unitholder's benefit at an aggregate cash cost to the Shelbourne OPs of not more than $2,500,000 (approximately $670,000 of which would be paid by the Operating Partnership). In that event, the Accor S.A. Properties would not be held for the benefit of the holder of the Class A Units and the Companies would seek to dispose of these properties as part of the liquidation of the Companies. Accordingly, if the Class A Unitholder were to exercise this option, there is a risk that the Companies' interest in the Accor S.A. Properties could not be sold for their original purchase price.

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

        Livonia Shopping Plaza. On January 29, 2003 Livonia Shopping Plaza, located in Livonia, Michigan, was sold for $12,969,000. The Corporation received proceeds of $7,865,000 after repayment of debt ($4,700,000), closing adjustments and closing costs. The Company realized an accounting gain of $4,481,423.

        TMR Warehouse, Hilliard, Ohio. On January 31, 2003, the Hilliard, Ohio, property, which was owned by Tri-Columbus Associates, a joint venture in which the Corporation holds a 79.34% interest, was sold for a gross sales price of $4,600,000. After satisfying the debt encumbering the property of $2,300,000 (of which the Corporation was responsible for $1,824,820), closing adjustments and other closing costs, net proceeds were approximately $2,063,000, $1,637,784 of which is attributable to the Corporation's interest. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

        568 Broadway. On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 22.15% interest, sold its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. After assumption of the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $73,000,000 of which approximately $16,169,500 was allocated to the Operating Partnership. The joint venture recognized an accounting gain of $67,746,480 of which $14,565,894 was attributable to the Corporation.

        Melrose Park. Also on February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross purchase price of $2,164,800. The Corporation received proceeds of $1,970,000 after closing costs and adjustments. The Company realized an accounting gain of $137,549.

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

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


        THE PLAN OF LIQUIDATION - PROPERTY SALES (CONTINUED)
        ----------------------------------------------------

        Grove City. On June 18, 2003, the Grove City, Ohio property, which was owned by Tri-Columbus Associates was sold for a gross sales price of $4,090,000. The loan encumbering the property required a principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs, net proceeds were $3,938,286. As a result, the required principal payment was $3,544,457 of which the Corporation was allocated $2,812,172. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $312,464 The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

        RECENT DEVELOPMENTS
        -------------------

        On November 5, 2003, the Corporation sold its property located in Las Vegas Nevada for a gross sales price of $17,500,000. The Loan encumbering the property (see note 7) required a principal payment equal to the greater of $9,600,000 or 90% of the net proceeds. After closing adjustments and costs, net proceeds were $17,026,657.

        In compliance with the Loan, the required principal payment was $15,250,000, of which the Corporation is responsible for $12,611,202. Pursuant to the Indemnity, Contribution and Subrogation Agreements, Shelbourne Properties I, Inc and Shelbourne Properties II, Inc are obligated to repay Shelbourne Properties III, Inc $2,638,798 plus any interest due in accordance with the same terms as the Loan.

        The remaining proceeds after the principal payment were $1,776,657. The Corporation recognized an accounting gain of approximately $9,465,000.

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

        At September 30, 2003, the Loan is secured by mortgages on the Company's Las Vegas, Nevada property and the property held by Tri-Columbus Associates, as well as certain other properties owned indirectly by Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. The Borrowers are jointly and severally liable for the repayment of the amounts due under the Loan and the Shelbourne Ops and the Companies have guaranteed the repayment of the Loan. A portion of the Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property, were used to satisfy the Credit Facility that had a balance due of $37,417,249 of which the Corporation was responsible for $13,193,637.

        Pursuant to the terms of the Loan, each Borrower is jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Loan. Accordingly, the Borrowers, the Companies and the Shelbourne OPs have entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Loan and the costs associated with the Loan are less than that which would have been incurred for three separate smaller loans.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


        LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
        -------------------------------------------

        At September 30, 2003, the outstanding balance due on the Loan was $31,455,543, of which $12,611,202 was allocable to the Company and the interest rate on the Loan was 3.875%.

        The Company had $2,102,717 in cash and cash equivalents at September 30, 2003 of which $1,000,824 was classified as restricted cash. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $1,842,347 during the nine months ended September 30, 2003. As discussed further below, the increase resulted from $26,884,643 of net cash provided by operating activities and $13,956,834 of net cash provided by investing activities which were largely offset by $38,999,130 of net cash used in financing activities.

        In addition to the cash and cash equivalents reported at September 30, 2003, the Corporation's joint ventures held cash at September 30, 2003 of which the Corporation's allocable share was $403,279.

        Currently, the Corporation's primary sources of funds are rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. As a result of the sale of Sunrise Marketplace in Las Vegas, Nevada in November 2003, it is expected that the Company will not receive any additional rental revenue after such sale date as Sunrise Marketplace was the last wholly owned property of the Company. Rents collected from tenants for the nine months ended September 30, 2003 amounted to $1,937,748 as compared to $2,690,915 for the nine months ended September 30, 2002. The decrease is due to the sale of Livonia Shopping Plaza on January 29, 2003 which is partially offset by an increase in collections at Sunrise Marketplace of $61,671.

        Distributions in excess of earnings from joint ventures increased by $1,944,150 to $11,603,814 for the nine months ended September 30, 2003 from $9,659,664 for the nine months ended September 30, 2002. The increase is due to the net cash received from the 2003 sales of properties owned by 568 Broadway Joint Venture, Tri-Columbus Associates, and Indiana Market, Ltd.

        Cash provided by investing activities resulted from the sales of Livonia Shopping Plaza and Melrose Crossing II which generated proceeds of $14,820,768, which were partially offset by the investment in the Accotel Transaction of $720,791 and improvements to real estate of $143,143 at Sunrise Marketplace.

        Cash used in financing activities consisted of the dividends paid to shareholders ($31,866,389), distributions made to Class A Unitholders ($25,487), the satisfaction of the Credit Facility ($19,178,457) and principal payment on the Loan ($2,812,172). These were primarily offset by the Loan proceeds of $15,423,374.

        RESULTS OF OPERATIONS
        ---------------------

        NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002
        -----------------------------------------------------------

        Net income

        The Corporation's net income available for common shareholders increased by $36,481,430 to $20,152,725 for the nine months ended September 30, 2003 from a net loss of $16,328,705 for the nine months ended September 30, 2002. The increase was due primarily to an increase in gains on sale, increased equity income from joint ventures and a decrease in costs and expenses. These items were partially offset by a decrease in rental revenue and an increase in interest expense. The Corporation's income before equity income from joint ventures, gain on sale of real estate, and interest was $210,597 for the nine months ended September 30, 2003, as compared to a loss of $17,755,172 for the nine months ended September 30, 2002. Melrose Crossing II's activity for the nine months ended September 30, 2002 is classified as discontinued operations.

        Rental Revenue

        Rental revenues decreased $694,335 or approximately 26% to $2,019,939 for the nine months ended September 30, 2003 from $2,714,274 for the nine months ended September 30, 2002 due to the sale of Livonia Shopping Plaza. This decrease was partially offset by an increase in revenue at Sunrise Marketplace of $138,597.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

        Costs and Expenses

        Costs and expenses for the nine months ended September 30, 2003 were $1,809,342, representing a decrease of $18,660,104 from the same period in 2002. The decrease is due principally to expenses incurred in 2002 of $15,262,114 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002. Excluding expenses associated with the purchase of the Advisory Agreement, expenses for the nine months ended September 30, 2002, were $5,207,332. Therefore, without giving effect to the costs incurred in 2002 for the purchase of the Advisory Agreement, expenses decreased by $3,397,990 for nine months ended September 30, 2003 compared with the same period in 2002. The decrease is primarily due to reduced administrative expenses, the cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year as well as a reduction in operating expense.

        Operating expenses increased by $38,106 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in operating costs is the result of an obligation under the terms of the sale of Livonia Shopping Plaza to pay the real estate taxes through November 30, 2003. The increase was partially offset by the reduction in operating costs due to the sale of Livonia Shopping Plaza.

        Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore the Corporation incurred no depreciation and amortization for the nine months ended September 30, 2003 as compared to $645,302 for the same period in 2002.

        Partnership asset management fees and transition management fees decreased to $150,000 for the nine months ended September 30, 2003 from $314,113 for the same period in 2002. In 2002, prior to the Transaction, the fees were based on 1.25% of the Corporation's gross asset value, which amounted to $105,863 during 2002, and effective February 14, 2002, after the Transaction, were based on a fixed fee of $27,778 per month which amounted to $208,250 for the period beginning February 15, 2002 through September 30, 2002. The total asset management fee and transition management fees paid for the nine months ended September 30, 2002 were $314,113. Effective October 1, 2002, the asset management fee payable by the Corporation was reduced to $50,000 per quarter.

        Administrative costs decreased to $886,259 for the nine months ended September 30, 2003 from $3,488,470 for the same period in 2002. This reduction is due to certain costs incurred in 2002 in connection with the Transaction and legal, professional and consulting fees incurred in 2002. Property management fees decreased to $54,332 from $80,997 for the periods ending September 30, 2003 and 2002, respectively. The decrease is due to the sale of Livonia Shopping Plaza in January 2003.

        Gain on Sale of Real Estate

        The gain on sale of $4,618,972 for the nine months ended September 30, 2003 was due to the sale of Livonia Shopping Plaza and Melrose Crossing II on January 29, 2003 and February 28, 2003, respectively.

        Non-Operating Income and Expenses

        Equity income from investments in joint ventures increased by $13,640,490 to $15,758,431 for the nine months ended September 30, 2003 as compared to $2,117,941 for the nine months ended September 30, 2002. This is primarily due to 568 Broadway Joint Venture, in which the Corporation indirectly held a 22.15% indirect interest, selling its property on February 28, 2003. The joint venture recognized a gain on sale of $67,746,480 of which $14,565,894 was allocated to the Corporation.

        Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 of $1,065,540 due to the recognition of only two months of revenue and expenses in 2003 resulting from the sale of the property on February 28, 2003.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

        Non-Operating Income and Expenses (Continued)

        The Corporation's joint venture investment, SuperValu, in which the Corporation held a 50% indirect interest, sold its property located in Indianapolis, Indiana on May 8, 2003. The property had been written down to its anticipated net realizable value at October 29, 2002 and recognized a loss in 2002 of $1,448,544. Because the expenses associated with the sale were less than estimated in 2002, the joint venture recognized an accounting gain in 2003 of $26,561. Excluding the gain on the sales, the joint venture experienced an increase in equity income for the nine months ended September 30, 2003 of $344,859 as compared to the same period in 2002. The increase is primarily due to cessation of depreciation and amortization expenses in 2003 in accordance with liquidation accounting and the recognition by the joint venture of impairment of its Atlanta, Georgia property which resulted in a $325,000 expense during the nine months ended September 30, 2002.

        The Corporation's joint venture investment in Tri-Columbus Associates, in which the Corporation holds a 79.34% indirect interest, experienced an increase in equity income of $236,270 for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase is primarily due to increased rental revenue and the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

        During the first nine months of 2003, interest expense amounted to $439,684, which consisted of $87,701 paid in connection with the Credit Facility and $351,983 incurred in connection with the Loan, as compared to $493,115 for the first nine months of 2002. The interest incurred during 2002 was comprised of $142,871 related to the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreement and interest of $350,244 in connection with the Credit Facility.

        Interest income decreased to $29,895 during the nine months ended September 30, 2003 from $45,381 during the nine months ended September 30, 2002 due to slightly lower cash balances being invested and lower yields.

        THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002
        ------------------------------------------------------------

        Net income

        The Corporation's net income available for common shareholders increased by $177,608 to a net income $228,963 for the three months ended September 30, 2003 from $51,355 for the three months ended September 30, 2002. The increase was due to a decrease in costs and expenses and a decrease in interest expense partially offset by a decrease in rental revenue and a decrease in equity income from joint ventures. The Corporation's income before equity income from joint ventures, gain on sales of real estate, and interest was $62,611 for the three months ended September 30, 2003, as compared to a loss of $387,383 for the three months ended September 30, 2002. Melrose Crossing II's activity for the three months ended September 30, 2002 is classified as discontinued operations.

        Rental Revenue

        Rental revenues decreased $420,815 or approximately 47%, to $466,568 for the three months ended September 30, 2003 from $887,383 for the three months ended September 30, 2002 due to the sale of Livonia Shopping Plaza. The sale of Livonia Shopping Plaza resulted in $400,517 of the decrease in rental revenue combined with Sunrise Marketplace's rental revenues decreasing by $20,298.

        Costs and Expenses

        Costs and expenses for the three months ended September 30, 2003 amounted to $403,957, representing a decrease of $870,809 from the same period in 2002. The decrease is primarily due to reduced administrative expenses as a result of legal, professional and consulting fees incurred during the three months ended September 30, 2002 and not incurred during the three months ended September 30, 2003. The cessation of depreciation and amortization and the reduction of the asset management fees to $200,000 per year also contributed to the reduction of costs and expenses along with the sale of certain properties.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


        RESULTS OF OPERATIONS (CONTINUED)
        ---------------------------------

        Costs and Expenses(Continued)

        Operating expenses decreased by $94,036 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in operating expenses is primarily due to the sale of Livonia in January 2003.

        Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased as of that date. Therefore, the Corporation incurred no depreciation and amortization for the three months ended September 30, 2003 as compared to $287,030 for the same period in 2002.

        Partnership asset management fees decreased to $50,000 for the three months ended September 30, 2003 from $83,300 for the same period in 2002 due to a reduction in the fixed asset management fee effective October 1, 2002 from $83,300 to $50,000 per quarter.

        Administrative costs decreased to $196,904 for the three months ended September 30, 2003 from $640,434 for the same period in 2002. This reduction is due to the legal, professional and consulting costs not incurred in 2003 that were incurred in 2002. Property management fees decreased to $19,892 from $32,806 for the periods ending September 30, 2003 and 2002, respectively. The decrease is due to the sale of Livonia Shopping Plaza in January 2003.

        Non-Operating Income and Expenses

        Equity income from investments in joint ventures decreased by $414,965 to $297,834 for the three months ended September 30, 2003 as compared to $712,799 for the three months ended September 30, 2002. The Corporation experienced a decrease of $393,404 in equity income from its joint venture in 568 Broadway Joint Venture, in which the Corporation held a 22.15% indirect interest, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease is due to the sale of the property on February 28, 2003.

        The Corporation's investment in the Supervalu Joint Venture, in which it owns a 50% indirect interest, experienced a decrease in equity income of $4,842 for the three months ended September 30, 2003 as compared to the same period in 2002. This is due to all properties owned by the Joint Venture being sold prior to the third quarter of 2003.

        The Corporation's joint venture in Tri-Columbus Associates, in which the Corporation holds a 79.34% indirect interest, experienced a decrease in equity income of $16,719 for the three months ended September 30, 2003 as compared to the same period in 2002. This decrease is primarily due to the sale of two of the three buildings owned by the Joint Venture prior to the third quarter of 2003 which is offset by the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

        During the third quarter of 2003, interest expense of $127,568 was incurred in connection with the Loan. The interest expense for the third quarter of 2002 of $210,288 was incurred in connection with the Credit Facility.

        Interest income decreased to $4,674 during the three months ended September 30, 2003 from $17,002 during the three months ended September 30, 2002 due to lower cash balances being invested and lower yields.

        Inflation

        Inflation is not expected to have a material impact on the operations or financial position of the Corporation.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's long-term debt bears interest at a floating rate, and therefore the Company is exposed to the risk of interest rate changes. At September 30, 2003, borrowings allocated to the Corporation under the Loan totaled $12,611,202 and initially bore an interest rate of LIBOR plus 2.75%. Due to the sale of the Corporation's Sunrise Marketplace property on November 5, 2003, the Corporation's allocated debt balance was reduced to zero and hence has no sensitivity to interest rate fluctuations. The Corporation does not utilize derivative financial instruments.

        ITEM 4. CONTROLS AND PROCEDURES

        The Corporation principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material wea knesses.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


        PART II. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

        Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.


        (B)  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended September 30, 2003.

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Shelbourne Properties III, Inc.
                                            (Registrant)


Dated:   November 12, 2003                  By:      /S/ Michael L. Ashner
                                                     ---------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003




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
         I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank,
         as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto
31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                         30
32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                          32

------------------

                         SHELBOURNE PROPERTIES III, INC.
                          FORM 10Q - SEPTEMBER 30, 2003


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