Form 10-K
period 2003-12-31
SHELBOURNE PROPERTIES III INC
filed 2004-03-26
CIK 1106038

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________.

                         Commission File Number: 0-16343

                         SHELBOURNE PROPERTIES III, INC.
             (Exact name of registrant as specified in its charter)


                       Delaware                                                        04-3502381
-------------------------------------------------------             --------------------------------------------------
           (State or other jurisdiction of                                (I.R.S. Employer Identification No.)
            incorporation or organization)

             7 Bulfinch Place - Suite 500
                      Boston, MA                                                          02114
-------------------------------------------------------             --------------------------------------------------
       (Address of principal executive offices)                                        (Zip Code)

                                                       617-570-4600
    ---------------------------------------------------------------------------------------------------------
                                   (Registrant's telephone number, including area code)


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

As of March 1, 2004, there were 788,772 common shares of beneficial interest outstanding

At June 30, 2003, the aggregate market value of the common shares of beneficial interest held by non-affiliates was $8,262,876.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                         SHELBOURNE PROPERTIES III, INC.
                    CROSS REFERENCE SHEET PURSUANT TO ITEM G,
                        GENERAL INSTRUCTIONS TO FORM 10-K

    ITEM OF FORM 10-K                                                                                   PAGE

                                                      PART I
    1.      Business                                                                                       5
    2.      Properties                                                                                    17
    3.      Legal Proceedings                                                                             17
    4.      Submission of Matters to a Vote of Security Holders                                           17


                                                     PART II

    5.      Market for Corporation's Common Equity and Related Stockholder Matters                        18
    6.      Selected Financial Data                                                                       20
    7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                   22
    7A.     Quantitative and Qualitative Disclosures Regarding Market Risk                                30
    8.      Financial Statements                                                                          31
    8A.     Controls and Procedures                                                                       31
    9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                         31


                                                     PART III

    10.     Directors and Executive Officers of the Corporation                                          32
    11.     Executive Compensation                                                                       34
    12.     Security Ownership of Certain Beneficial Owners and Management                               35
    13.     Certain Relationships and Related Transactions                                               36
    14.     Principal Accountant Fees and Services                                                       39


                                                     PART IV

    15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            40
            (a) Financial Statements and Financial Statement Schedules
            (b) Reports on Form 8-K
            (c) Exhibits

            Signatures                                                                                  42
            Exhibit Index                                                                               44

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

                                     PART I

ITEM 1.  BUSINESS

         In this Form 10-K, the terms "we," "us," "our" and "our company" refer either to the combined operations of all of Shelbourne Properties III, Inc., Shelbourne Properties III GP LLC and Shelbourne Properties III L.P. or to Shelbourne Properties III, Inc., independently, as the context requires.

                                    OVERVIEW

         Our company, Shelbourne Properties III, Inc., a Delaware corporation (the "Corporation"), was formed on February 8, 2001 and is engaged in the business of operating and holding for investment previously acquired income-producing properties. As of March 24, 2004, the Corporation has sold all of its real estate and currently only owns an interest in 20 motel properties that are triple-net leased to an affiliate of Accor S.A. as well as a loan receivable from Shelbourne Properties II, Inc. See "Corporate History- The Accotel Transaction" and Related Party Loan Receivable.

         We owned our property portfolio through our directly and indirectly wholly owned subsidiary, Shelbourne Properties III L.P. (the "Operating Partnership"), a Delaware limited partnership. The Operating Partnership owned our property portfolio directly or through joint ventures with affiliated entities (Shelbourne Properties I L.P. and/or Shelbourne Properties II L.P.). The general partner of the Operating Partnership is Shelbourne Properties III GP Inc., a Delaware corporation that is wholly-owned by the Corporation.

         Our primary business objective is to maximize the value of our common stock. Prior to October 29, 2002, we sought to achieve this objective by managing our existing properties, making capital improvements to and/or selling properties and by making additional real estate-related investments. On October 29, 2002, the stockholders of the Corporation adopted a plan of liquidation. Accordingly, on such date the Corporation was dissolved and has been seeking to liquidate its assets. Since October 29, 2002, the Corporation has sold all of its properties. They were located in Livonia, Michigan; New York, New York; Hilliard, Ohio; Melrose Park, Illinois; Indianapolis, Indiana; Grove City, Ohio; Las Vegas, Nevada; and Orange, Ohio.

         Our Board of Directors currently consists of six directors. See "Employees" below for information relating to the provision by affiliates of property management services, asset management services, investor relation services and accounting services to us.

         The Corporation has operated with the intention of qualifying as a real estate investment trust for U.S. Federal Income Tax purposes ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

         We have adopted a plan of liquidation that requires us to liquidate all of our assets and liabilities by October 29, 2004. Dividends paid during our liquidation generally will not be taxable to the stockholder until the dividends paid exceed the adjusted tax basis in the stockholder's shares, and then will be taxable as long-term capital gain assuming the shares as capital assets have been held for more than 12 months when the stockholder receives the dividend as a result of the adoption of the plan of liquidation. As a result of the sale of substantially all of our assets and in light of the costs associated with maintaining a public company, it is expected that our remaining assets will be transferred to a liquidating trust as early as April 2004 and in lieu of owning shares, each stockholder will own a beneficial interest of an equivalent percentage in the liquidating trust. In this regard, on March 17, 2004, the holder of the Class A Units agreed to retain its beneficial ownership of the motel properties and relinquish its right to require the acquisition of other properties, thereby enabling the Corporation to set up liquidating trusts to complete its liquidation as early as April 16, 2004. See, "Property Sales/Acquistions-The Accotel Transaction" below. Accordingly, at such time as the assets of the Corporation are distributed to a liquidating trust, which is presently expected to be April 16, 2004, the transferability of interests in the trust will be significantly restricted as compared to the shares in the Corporation, and the stockholders, as holders of beneficial interests, will be required to include in their own income their pro rata share of the trust's taxable income whether or not that amount is actually distributed by the trust in that year. Further, for federal income tax purposes, on April 16, 2004, each stockholder of the Corporation on the Record Date will be deemed to have received a pro rata share of the assets of the Corporation to be transferred to the Liquidating Trust, reduced by such stockholder's pro rata share of the liabilities of the Corporation assumed by the Liquidating Trust. Based on the estimates used by management to determine net realizable value of the Corporation's assets at December 31, 2003, the estimated net realizable value of the Corporation is approximately $5.4 million or $5.80 per common share. The foregoing estimate is based on the carrying values of the current assets of the Corporation as well as the current account payables of the Corporation and estimates as to future costs associated with transferring the assets to the Liquidating Trust, maintaining the Liquidating Trust and insurance coverage. Accordingly, the ultimate value realized may be significantly less or more than the estimated amount.

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

         In 1989, the Predecessor Partnership made a public offering of 400,000 units of limited partnership interests (the "Units"). Upon final admission of limited partners, the Predecessor Partnership had accepted subscriptions for 371,766 units for an aggregate of $92,941,500 in gross proceeds, resulting in net proceeds from the offering of $90,153,255 (gross proceeds of $92,941,500 less organization and offering costs of $2,788,245). Subsequent to the conversion discussed below, the Units were converted into shares of the Corporation on a three for one basis. Throughout the rest of this document, rather than referring to Units, we will refer to shares on an as converted basis. In August of 1990, $6,305,151.36 in uninvested gross proceeds was returned to the limited partners as a special distribution of $5.65 per Unit, resulting in net proceeds from the offering of $83,848,104 (gross proceeds of $86,636,349 less organization and offering costs of $2,788,245). The Predecessor Partnership invested substantially all of its total adjusted net proceeds, after establishing a working capital reserve, in real estate.

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

         As amended, the Predecessor Partnership Agreement (a) provided for a Partnership Asset Management Fee payable to the Predecessor General Partners or their affiliates commencing with the year ended December 31, 2000 equal to 1.25% of the Gross Asset Value of the Predecessor Partnership (as defined in that agreement) and a fixed 1999 Partnership Asset Management Fee of $719,411 ($160,993 less than the amount that would have been paid under the pre-amendment formula) and (b) fixed the amount that the Predecessor General Partners would be liable to pay to limited partners upon liquidation of the Predecessor Partnership as repayment of fees previously received (the "Fee Give-Back Amount"). As amended, the Predecessor Partnership Agreement provided that, upon a reorganization of the Predecessor Partnership into a REIT or other public entity, the Predecessor General Partners would have no further liability to pay the Fee Give-Back Amount. As a result of the conversion of the Predecessor Partnership into a REIT on April 17, 2001, as described below, the Predecessor General Partners' liability to pay the Fee Give-Back Amount was extinguished.

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

         On April 17, 2001, the conversion was accomplished by merging the Predecessor Partnership into the Operating Partnership. Pursuant to the merger, each limited partner of the Predecessor Partnership received three shares of stock of the Corporation for each Unit they owned and the Predecessor General Partners received an aggregate of 58,701 shares of stock in the Corporation in exchange for their general partner interests in the Predecessor Partnership. In connection with the merger, the Company entered into an advisory agreement (the "Advisory Agreement") with Shelbourne Management, LLC ("Shelbourne Management") to provide accounting, asset management, treasury, cash management and investor related services management to the Company. Shelbourne Management is a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), which was also the sole stockholder of Presidio. The Advisory Agreement had a term of 10 years and provides for fees payable to Shelbourne Management of (1) the Asset Management Fee previously payable to the Predecessor General Partners or their affiliates, (2) $200,000 for non-accountable expenses and (3) reimbursement of expenses incurred in connection with performance of its services. In addition, Shelbourne Management was entitled to receive a property management fee equal to up to 6% of property revenues.

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

         On August 5, 2002, the Corporation entered into an amendment to the Stock Purchase Agreement. Pursuant to the terms of the amendment, the purchase price per share offered under the HX Investors Offer was increased from $49.00 to $58.30. The amendment also reduced the Incentive Fee payable to HX Investors under the Plan of Liquidation from 25% to 15% of gross proceeds after payment of the approximately $52.25 per share priority return to stockholders of the Corporation plus interest thereon compounded quarterly at 6% per annum, and included certain corporate governance provisions. The Priority Return to stockholders, as of January 8, 2004, was $5.51 per share and was satisfied on that date.

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

         On October 29, 2002, the stockholders of the Corporation approved the Plan of Liquidation. As a result, the Operating Partnership has sold all of its properties. Since the adoption of the plan of liquidation, the Corporation has paid or accrued dividends totaling $61.86 as follows: $8.25 per share on November 21, 2002, $2.50 per share on January 31, 2003, $36.00 per share on March 18, 2003, $1.90 per share on July 9, 2003 and declared a dividend on December 16, 2003 of $13.21 per share. The dividend was paid on January 8, 2004 to stockholders of record at the close of business December 26, 2003. Pursuant to the Plan of Liquidation, if all of the assets of the Corporation are not disposed of prior to October 29, 2004, the remaining assets will be placed in a liquidating trust and the stockholders of the Corporation will receive a beneficial interest in such trust in total redemption of their shares in the Corporation.

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

         The Fleet Loan. Under the terms of the Credit Facility, upon the sale of the New York, New York property which was sold on February 28, 2003, the proceeds from such sale would first have been required to satisfy the Credit Facility. As a result, upon the sale of the New York property, the Corporation risked not being able to satisfy the requirements to maintain its REIT status as it was likely that dividends in 2003, absent unforeseeable occurrences, would not have been equal to at least 90% of the Corporation's ordinary taxable income. Accordingly, on February 20, 2003, in a transaction designed to alleviate this problem as well as provide flexibility to the Companies in implementing their respective plans of liquidation, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 Fleet Loan (the "Fleet Loan"). The entering into of this Loan transaction enabled 100% of the net proceeds from the sale of its 568 Broadway Joint Venture (the New York property) to be paid as a dividend by the Corporation as the New York property was not security for the Fleet Loan.

         The Borrowers were jointly and severally liable for the repayment of the amounts due under the Fleet Loan and the Operating Partnership and the Corporation (as well as the other operating partnerships and Companies) have guaranteed the repayment of the Fleet Loan. The proceeds of the Fleet Loan were used to satisfy the Credit Facility that had a balance due of $37,417,249. The Credit Facility was satisfied by delivery of $27,417,249 in cash and a $10,000,000 note from 568 Broadway Joint Venture (the "568 Note"), which note was then acquired by Manufacturers Traders and Trust Company. In connection with the assignment of the 568 Note, the purchase agreement with respect to the property held by 568 Joint Venture was amended to provide that the buyer would acquire the property subject to the 568 Note and would receive a credit of $10,000,000 at closing. After satisfying the Credit Facility, establishing a capital improvements reserve of $5,000,000 in the aggregate ($1,000,000 of which is allocable to the Corporation), a $10,000,000 reserve ($2,215,000 of which is allocable to the Corporation) to be released upon the earlier of the sale of the 568 Property or the satisfaction of the 568 Note and costs associated with consummating the Fleet Loan, the net proceeds received by the Companies was approximately $11,000,000 in the aggregate, which proceeds, together with the $10,000,000 reserve that was released from escrow on March 3, 2003, were paid to stockholders as part of the March 2003 dividend.

         The Fleet Loan was subsequently satisfied on December 11, 2003 from the proceeds of the sales of properties owned by the Corporation, Shelbourne Properties I, Inc., and Shelbourne Properties II, Inc., as mandated by the plan of liquidation. In addition, the remaining balance in the capital improvements reserve of $4,260,819 was also released at that date of which $1,002,397 was allocable to the Corporation.

RELATED PARTY LOAN RECEIVABLE

       In connection with the Fleet Loan financing, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans. Under the terms of the Fleet Loan, the Corporation was required to utilize a portion of its proceeds generated by property sales to make principal payments on the Fleet Loan on behalf of Shelbourne Properties II, Inc. and Shelbourne Properties I, Inc. In accordance with the terms of the Indemnity, Contribution and Subrogation Agreements, the portion of the principal payments made by the Corporation that were allocable to Shelbourne Properties II, Inc. were recorded as a loan receivable. The loan due from Shelbourne Properties II, Inc. is secured by Shelbourne Properties II, Inc.'s interests in the entities that own its properties and requires payments of interest under the same terms as the Fleet Loan, which is LIBOR plus 2.75% (3.875% at December 31, 2003). The principal and accrued interest due to the Corporation at December 31, 2003 from Shelbourne Properties II, Inc. is $5,383,586. On December 11, 2003 the loan due from Shelbourne Properties I, Inc. was repaid in full to the Corporation.

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

         The holder of the Class A Units had the right, which right was to be exercised by no later than July 28, 2004, to require that the Shelbourne OPs acquire other properties for the Class A Unitholder's benefit at an aggregate cash cost to the Shelbourne OPs of not more than $2,500,000 (approximately $672,000 of which would be paid by the Operating Partnership). In that event, the Accor S.A. properties would not be held for the benefit of the holder of the Class A Units and the Companies would seek to dispose of these properties as part of the liquidation of the Companies. Accordingly, if the Class A Unitholder were to exercise this option, there is a risk that the Companies interest in the Accor S.A. properties could not be sold for their original purchase price. On March 18, 2004, an agreement was entered into with the holder of the Class A Units pursuant to which the holder of the Class A Units elected to retain title to the Accor S.A. Properties. Accordingly, it is presently expected that on April 16, 2004, all assets of the Operating Partnership, other than its interest in the entity that indirectly holds title to the Accor S.A. Properties, will be distributed to the Corporation in full redemption of the Corporation's interest in the Operating Partnership and the Corporation will transfer such assets to a liquidating trust. In consideration of the Class A Unitholder electing to take title to the Accor S.A. Properties earlier than required, the Corporation waived its right to require the Class A Unitholder to reimburse it for up to $75,000 of costs associated with the acquisition of the Accor S.A. Properties and agreed to make a payment to the Class A Unitholder of approximately $41,667.

         The Liquidating Trust will also assume the Corporation's then remaining liabilities. It is presently contemplated that April 15, 2004 (the "Record Date") will be the last day of trading of the Corporation's common stock on the American Stock Exchange, and the Corporation's stock transfer books will be closed as of the close of business on such date.

         Under the terms of the proposed Trust Agreement, on April 16 , 2004, each stockholder of the Corporation on the Record Date (each, a "beneficiary") automatically will become the holder of one unit of beneficial interest ("Unit") in the Liquidating Trust for each share of the Corporation's common stock then held of record by such stockholder. In addition, the holder of Class B Units in the Operating Partnership will receive 15% of the aggregate Units in the Liquidating Trust in lieu of such holder's current entitlement, pursuant to the Corporation's Plan of Liquidation, to 15% of all distributions made by the Corporation.

         After April 16, 2004, all outstanding shares of the Corporation's common stock will be deemed cancelled, and the rights of beneficiaries in their Units will not be represented by any form of certificate or other instrument. Stockholders of the Corporation on the Record Date will not be required to take any action to receive their Units. The Trustee will maintain a record of the name and address of each beneficiary and such beneficiary's aggregate Units in the Liquidating Trust. Subject to certain exceptions related to transfer by will, intestate succession or operation of law, the Units will not be transferable, nor will a beneficiary have authority or power to sell or in any other manner dispose of any Units.

         It is currently contemplated that the initial trustee (the "Trustee") of the Liquidating Trust will be Arthur N. Queler, who will receive a fee of $2,000 per month from the Liquidating Trust with a minimum aggregate fee during the existence of the Liquidating Trust of $40,000. Further, pursuant to the terms of the proposed Trust Agreement, the Trustee will have the exclusive right to cause the Liquidating Trust to take such other action as he deems advisable in connection with the liquidation of the remaining assets including, without limitation, incur indebtedness on behalf of the Liquidating Trust, sell its remaining assets, pay any and all expenses of the Liquidating Trust and appoint such agents and delegates such powers as he deems advisable. Kestrel Management, L.P. ("Kestrel"), the current asset and property manager for the Corporation will continue to provide asset and property management services to Liquidating Trust on the same terms as currently provided to the Corporation. Successor trustees may be appointed to administer the Liquidating Trust in accordance with the terms of the Liquidating Trust Agreement. It is expected that from time to time the Liquidating Trust will make distributions of its assets to beneficiaries, but only to the extent that such assets will not be needed to provide for the liabilities (including contingent liabilities) assumed by the Liquidating Trust. No assurances can be given as to the amount or timing of any distributions by the Liquidating Trust.

         For federal income tax purposes, on April 16, 2004, each stockholder of the Corporation on the Record Date will be deemed to have received a pro rata share of the assets of the Corporation to be transferred to the Liquidating Trust, subject to such stockholder's pro rata share of the liabilities of the Corporation assumed by the Liquidating Trust. Accordingly, on April 16, 2004 each stockholder will recognize gain or loss in an amount equal to the difference between (x) the fair market value of such stockholder's pro rata share of the assets of the Corporation that are transferred to the Liquidating Trust, reduced by such stockholder's pro rata share of the liabilities of the Corporation that are assumed by the Liquidating Trust, and (y) such stockholder's adjusted tax basis in the shares of the Corporation's common stock held by such stockholder on the Record Date. Based on the estimates used by management to determine net realizable value of the Corporation's assets at December 31, 2003, the estimated net realizable value of the Corporation is approximately $5.4 million or $5.80 per common share. The foregoing estimate is based on the carrying values of the current assets of the Corporation as well as the current account payables of the Corporation and estimates as to future costs associated with transferring the assets to the Liquidating Trust, maintaining the Liquidating Trust and insurance coverage. Accordingly, the ultimate value realized may be significantly less or more than the estimated amount.

         The Liquidating Trust is intended to qualify as a "liquidating trust" for federal income tax purposes. As such, the Liquidating Trust will be a complete pass-through entity for federal income tax purposes and, accordingly, will not itself be subject to federal income tax. Instead, each beneficiary will take into account in computing its taxable income, its pro rata share of each item of income, gain, loss and deduction of the Liquidating Trust, regardless of the amount or timing of distributions made by the Liquidating Trust to beneficiaries. Distributions, if any, by the Liquidating Trust to beneficiaries generally will not be taxable to such beneficiaries. The Trustee will furnish to beneficiaries of the Liquidating Trust a statement of their pro rata share of the assets transferred by the Corporation to the Liquidating Trust, less their pro rata share of the Corporation's liabilities assumed by the Liquidating Trust. On a yearly basis, the Trustee also will furnish to beneficiaries a statement of their pro rata share of the items of income, gain, loss, deduction and credit (if any) of the Liquidating Trust to be included on their tax returns.

         Property Sales. On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly the Corporation began selling its properties. Since the adoption of the Plan of Liquidation, the Company has sold the following properties.

         Livonia Shopping Plaza. On January 29, 2003 Livonia Shopping Plaza, located in Livonia, Michigan, was sold for $12,969,000. The Corporation received proceeds of $7,865,003 after making the required payment under the Credit Facility ($4,700,000), closing adjustments and closing costs.

          568 Broadway. On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 22.15% interest, sold its property located at 568 Broadway, New York, New York for a gross sales price of $87,500,000. After assumption of the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $73,000,000, of which approximately $16,169,500 was allocated to the Operating Partnership.

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

         Sunrise Marketplace. On November 5, 2003, the Corporation sold its property located in Las Vegas, Nevada for a gross sales price of $17,500,000. After closing adjustments and costs, net proceeds were $17,026,657. In compliance with the Fleet Loan, the required principal paydown was $15,250,000, of which the Corporation was responsible for $12,611,202. Pursuant to the Indemnity, Contribution and Subrogation Agreements, the Corporation paid the remaining principal payment due in the amount of $2,638,798 on behalf of Shelbourne Properties I, Inc. After the total principal payment, the remaining proceeds from the sale amounted to $1,776,657.

         On December 11, 2003, Shelbourne Properties I, Inc. repaid the principal amount of $2,638,798 plus interest in the amount $18,816 to the Corporation.

         Tri-Columbus Associates. During 2003, a joint venture in which the Corporation held a 79.34% interest, sold all of its properties as described below.

         On January 31, 2003, the Hilliard, Ohio, property was sold for a gross sales price of $4,600,000. After making the required payment under the Credit Facility of $2,300,000 (of which the Corporation was responsible for $1,824,820), closing adjustments and other closing costs, net proceeds were approximately $2,063,000, $1,637,784 of which is attributable to the Corporation's interest.

         On June 18, 2003, the Grove City, Ohio property was sold for a gross sales price of $4,090,000. The Fleet Loan required a principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs, net proceeds were $3,938,286. As a result, the required principal payment was $3,544,457 of which the Corporation was allocated $2,812,172. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $312,464.

         On December 11, 2003, the Orange, Ohio property was sold for a gross sales price of $13,900,000. After the required principal paydown of $9,200,000 on the Fleet Loan of which the Corporation was allocated $7,299,280, closing costs and adjustments, the net proceeds amounted to $4,419,613. The Corporation was allocated $3,506,52.

EMPLOYEES

         Since the Corporation's inception, property management services, asset management services, investor relation services and accounting services have been provided to us by affiliates. See "Item 8. Financial Statements and Supplementary Data - Note 3" for additional information.

         Asset Management Services. For the period January 1, 2001 through April 16, 2001, an affiliate of the Predecessor General Partners, Resources Supervisory, provided Asset Management Services for an annual fee equal to 1.25% of the Predecessor Partnership's gross asset value. In addition, the Predecessor Partnership was obligated to (i) pay $200,000 for non-accountable expenses and
(ii) reimburse Resources Supervisory for expenses incurred in connection with the performance of its services.

         Effective April 17, 2001 through February 14, 2002, all asset management services, investor relation services and accounting services (the "Asset Management Services") were provided by Shelbourne Management pursuant to the terms of the Advisory Agreement. Under the terms of the Advisory Agreement, which agreement was approved by the stockholders of the Corporation in connection with the merger of the Predecessor Partnership with and into the Operating Partnership, Shelbourne Management received (1) an annual asset management fee, payable quarterly, equal to 1.25% of the gross asset value of the Corporation as of the last day of each year, (2) $200,000 for non-accountable expenses and (3) reimbursement of expenses incurred in connection with performance of its services. See "The Predecessor Partnership" above.

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

         Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel began providing the Asset Management Services for an annual cost of $200,000. Kestrel is an affiliate of our current Chief Executive Officer.

         Property Management Services. During the years ended December 31, 2001, 2002 and 2003, property management services have been provided by Kestrel. For providing property management services, as approved by the stockholders of the Corporation in connection with the merger of the Predecessor Partnership with and into the Operating Partnership, Kestrel is entitled to receive a fee of up to 3% of the applicable property's revenues. Personnel at the properties perform services for the Corporation at the properties. Salaries for such on-site personnel are reimbursed by the Corporation.

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

         ENVIRONMENTAL PROBLEMS AT OUR PROPERTIES ARE POSSIBLE, THEY MAY BE COSTLY AND THEY MAY ADVERSELY AFFECT OUR OPERATING RESULTS, FINANCIAL CONDITION AND SALE PRICES.

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

         Environmental laws and regulations can change rapidly, and we may become subject to more stringent environmental laws and regulations in the future. Compliance with more stringent environmental laws and regulations could have a material adverse affect on our operating results or financial condition. We believe that our exposure to environmental liabilities under currently applicable laws is not material. We cannot assure you, however, that we currently know of all circumstances that may give rise to such exposure.

         THE TRANSFER OF OUR REMAINING ASSETS TO A LIQUIDATING TRUST WILL AFFECT THE LIQUIDITY OF YOUR OWNERSHIP INTERESTS, AND THE ANTICIPATION OF THAT TRANSFER MAY REDUCE THE PRICE OF OUR COMMON STOCK.

         The Corporation currently expects that not later than October 29, 2004 the Corporation will transfer and assign to a liquidating trust as designated by the Board of Directors all of its then remaining assets (which may include direct or indirect interests in real property) and liabilities, although there can be no assurance in this regard. After such a transfer to a liquidating trust, which could be as soon as April 1, 2004, all stock certificates that represent outstanding shares of our common stock will be automatically deemed to evidence ownership of beneficial interests in the liquidating trust. Beneficial interests in the liquidating trust will be non-certificated and non-transferable, except by will, intestate succession or operation of law. As a result, the beneficial interests in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association. In anticipation of such a transfer and the resulting illiquidity of the beneficial interests, some of our stockholders may desire to sell their shares of common stock. In such case, if the number of shares of our common stock for which sell orders are placed is high relative to the demand for such shares, there could be a material adverse affect on the price of the Corporation's common stock.

                  WHERE CAN YOU FIND MORE INFORMATION ABOUT US?

The Corporation is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which means that the Corporation files periodic reports, including reports on Forms 10-K and 10-Q, and other information with the Securities and Exchange Commission ("SEC"). As well, the Corporation distributes proxy statements annually and files those reports with the SEC. You can read and copy these reports, statements and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549, as well as the regional offices at the Woolworth Building, 233 Broadway Ave., New York, New York 10279 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2511. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the Corporation has filed electronically with the SEC.

ITEM 2.  PROPERTIES

         PROPERTY PORTFOLIO - As of December 11, 2003, the Corporation has sold all of its properties except for its interest in the Accor S.A. Properties as described in Item 1. Business - Property Sales/Acquistions - the Accotel Transaction.


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

         On May 7, 2002, plaintiffs Grening and Hudson jointly filed a separate individual and class action in Delaware Chancery Court alleging that the Companies and the members of the Boards at that time had violated 8 Del. C. ss. 211 by failing to call and hold annual meetings of the stockholders within 13 months of the incorporation of the Companies, and had breached their fiduciary duties and the provisions of the Companies' Amended and Restated Certificates of Incorporation, by, inter alia, reducing and reorganizing the Companies' boards and issuing allegedly false and/or misleading statements and omissions of material facts in press releases and the 2001 Annual Reports filed with the Securities and Exchange Commission by each of the Companies. On May 29, 2002, the Court consolidated the claims pursuant to 8 Del. C. ss. 211 for purposes of discovery and trial with similar claims in a lawsuit brought in the same forum by HX Investors, L.P. ("HX Investors") and other stockholders against the Companies.

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

         The settlement with Ms. Grening was memorialized by letter agreement dated July 1, 2002, setting forth the agreement in principle. By letter agreement dated October 28, 2002, Plaintiff Thomas Hudson joined in the agreement in principle. On August 28, 2003, the settlement was approved by the Court and the case was dismissed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET FOR OUR COMMON STOCK

         In May 2001, our Common Stock began trading on the American Stock Exchange under the symbol "HXF". Prior to that date, there was no established trading market for interests in the Predecessor Partnership.

         The high and low sales prices per share of Common Stock are set forth below for the periods indicated.

     QUARTER ENDED                     HIGH                  LOW
----------------------------    ------------------    ------------------
     March 31, 2002          |    $40.30                   $25.12
                             |
     June 30, 2002           |    $42.00                   $37.20
                             |
     September 30, 2002      |    $56.15                   $41.50
                             |
     December 31, 2002       |    $58.00                   $40.75
                             |
     March 31, 2003          |    $62.95                   $26.15
                             |
     June 30, 2003           |    $44.50                   $16.00
                             |
     September 30, 2003      |    $18.50                   $13.01
                             |
     December 31, 2003       |    $35.00                   $14.83
                             |

         On March 24, 2004, the closing sale price of the Common Stock as reported by the American Stock Exchange was $9.00. The Corporation had approximately 1,263 stockholders of record of Common Stock as of March 24, 2004.

         The Corporation has authorized 2,500,000 shares of Common Stock, issued 1,173,998 shares, with 788,772 shares outstanding at March 24, 2004.

DIVIDENDS

         Holders of Common Stock will be entitled to receive dividends if, as and when the Board of Directors authorizes and declares dividends. In connection with the settlement of the lawsuit brought by HX Investors L.P., the Operating Partnership issued to HX Investors Class B units which entitle HX Investors to receive 15% of all gross proceeds after payment of the approximately $52.25 per share plus interest compounded quarterly at 6% per annum from August 19, 2002 ("Priority Return"). The Priority Return as of January 8, 2004 was $5.51 per share and was satisfied on that date. In addition, the Class B Unitholder, HX Investors, was paid a distribution in the amount of $1,071,941 on January 8, 2004.

         The following table sets forth the dividends paid or declared by the Corporation on its Common Stock for the previous two years:

     PERIOD ENDED             STOCKHOLDER RECORD DATE    DIVIDEND/SHARE
--------------------------- -------------------------- ----------------
     March 31, 2002                      -                     $  -
     June 30, 2002                       -                     $  -
     September 30, 2002                  -                     $  -
     December 31, 2002           November 15, 2002             $8.25
     March 31, 2003               January 23, 2003             $2.50
     March 31 2003                 March 10, 2003              $36.00
     June 30, 2003                 June 30, 2003               $1.90
     December 31, 2003 (1)       December 26, 2003             $13.21


         Explanatory Note:

(1) On December 16, 2003, the Board of Directors declared a dividend of $13.21 per share. The dividend was paid on January 8, 2004 for the stockholders of record as of the close of business December 26, 2003.

RECENT SALES OF UNREGISTERED SECURITIES

         There were no securities sold by us in 2003 that were not registered under the Securities Act.

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

                                                  Period 10/30/02     Period 1/1/02 to               Year Ended December 31,
                                                    to 12/31/02           10/29/02                          Going Concern
                                     2003        Liquidation Basis      Going Concern          2001            2000       1999
----------------------------- ----------------- -------------------- -------------------- ------------- ------------- ------------
       Total Revenue             $2,444,949(4)      $750,192(4)       $3,029,476(4) (6)     $8,530,531    $8,110,124    $7,989,276

Net Income (Loss) Available
  for Common Stockholders         30,839,455          498,810           (16,021,301)        2,526,685     2,537,241     1,895,156

   Net Income (Loss) per
        Common Share                 39.10            .64 (8)            (18.94) (7)           2.15          2.16          1.61

 Dividends per Common Share
         (1)(2)(3)                   53.61             8.25                   -                1.87           -            1.70

        Total Assets            $19,168,637(5)    $69,006,373(5)         $48,646,112       $56,541,462   $56,549,762   $54,187,702

(1) All distributions are in excess of accumulated undistributed net income and therefore represent a return of capital to investors on a generally accepted accounting principles basis.

(2) Dividends made from and after December 21, 2001 are based on the total shares issued and outstanding.

(3) 2003 Dividend per Common Share includes a $13.21 declared dividend that was paid on January 8, 2004.

(4) Reflects the January 1, 2002 conversion to the equity method of accounting, as required under generally acceptable accounting principles due to the incurrence of debt. Prior to the conversion, the Corporation reported its investments in joint ventures using the pro rata consolidation method of accounting, under which revenues and expenses attributable to the joint ventures are presented on a pro rata basis in accordance with the Corporation's percentage of ownership together with the revenues and expenses of the Corporation's wholly-owned properties. Under the equity method of accounting, the net income attributable to the Corporation's investment in the joint ventures is presented as a single item on the statement of operations. If the change to the equity method of accounting had been made on January 1, 2001, revenues reported for 2001 have been reduced by $4,611,219. Total net income remains unchanged.

(5) Reflects the conversion to the liquidation basis of accounting under which real estate is reported to its estimated net realizable value. Prior to the conversion to the liquidation basis of accounting, real estate was reported at its historical cost, less accumulated depreciation and adjustments for impairment.

(6)   Total revenue for 2002 includes revenue from discontinued operations.

(7) Net Income (Loss) per Common Share was calculated using a weighted average shares outstanding of 841,750.

(8) Net Income (Loss) per Common Share was calculated using a weighted average shares outstanding of 788,772.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with "Forward-Looking Statements" and our combined consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K

                                    OVERVIEW

         Shelbourne Properties III, Inc. was formerly a Delaware limited partnership, High Equity Partners L.P. - Series 88 ("HEP-88"), which was merged on April 17, 2001 with and into Shelbourne Properties III L.P., a Delaware limited partnership, (the "Operating Partnership"). At December 31, 2003, the Corporation held a 99% direct interest and a 1% indirect interest in the Operating Partnership. The 1% is held indirectly through the general partner of the Operating Partnership, Shelbourne Properties III GP LLC (the "General Partner"), of which the Corporation is the sole member.

         On February 14, 2002, the Corporation repurchased the shares of a major stockholder, Presidio Capital Investment Company LLC ("PCIC"), (the "Transaction"). As part of that repurchase, Shelbourne Management LLC, a wholly-owned subsidiary of PCIC, contributed to the Operating Partnership, the advisory agreement between the Corporation, the Operating Partnership and Shelbourne Management LLC, dated as of April 17, 2001 (the "Advisory Agreement"), pursuant to which Shelbourne Management LLC had provided financial and investment advisory services to the Corporation, and the Operating Partnership. As consideration for the purchase of the shares and the contribution of the Advisory Agreement, the Corporation paid $11,830,333 in cash and the Operating Partnership issued a note of the amount of $14,589,936 and issued 672.178 5% Class A Preferred Partnership Units (with a liquidation preference of $1,000 per unit) to Shelbourne Management LLC. As a result, until those preferred units are redeemed, Shelbourne Management LLC is entitled to receive quarterly distributions from the Operating Partnership at a rate of 5% per annum of the aggregate liquidation preference of its preferred units. The agreement governing the repurchase also provided for pre-payment penalties in the event that the Operating Partnership redeems these preferred units prior to February 14, 2007. As a result of a transaction that was consummated in January 2003, the 5% Class A Preferred Partnership Units were reclassified as Class A Partnership Units and modified to eliminate the liquidation preference and to significantly limit the events that could create a pre-payment penalty. The Class A Partnership Units are still entitled to receive quarterly distributions at a rate of 5% per annum.

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

         o HX Investors was issued by the Operating Partnership Class B Units that entitle the holder thereof to receive 15% of the Operating Partnership's gross proceeds after the payment of a priority return of approximately $52.25 (plus interest at 6% per annum, subject to certain increases) per share to the stockholders of the Corporation. The Priority Return was satisfied on January 8, 2004.

         o A Plan of Liquidation of the Corporation was adopted by the prior Board of Directors.

         On October 29, 2002, the stockholders of the Corporation approved the Plan of Liquidation. As a result, the Corporation adopted liquidation accounting and the Operating Partnership began marketing its properties for sale. The Corporation has sold all of its properties by December 31, 2003, other than its interest in the Accor S.A. Properties. The sold properties were located in Livonia, Michigan; New York, New York; Hilliard, Ohio; Melrose

Park, Illinois; Indianapolis, Indiana; Grove City, Ohio; Las Vegas, Nevada; and Orange, Ohio. We have paid dividends through December 31, 2003 of $48.65 per share and declared a dividend that was paid on January 8, 2004 of $13.21 per share.

         The Corporation has operated with the intention of qualifying as a real estate investment trust for U.S. Federal Income Tax purposes ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986 as amended. Under those sections, a REIT which pays at least 90% of its ordinary taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

         We have adopted a plan of liquidation that requires us to liquidate all of our assets and liabilities by October 29, 2004. Dividends paid during our liquidation generally will not be taxable to the stockholder until the dividends paid exceed the adjusted tax basis in the stockholder's shares, and then will be taxable as long-term capital gain assuming the shares as capital assets have been held for more than 12 months when the stockholder receives the dividend as a result of the adoption of the plan of liquidation. As a result of the sale of substantially all of our assets and in light of the costs associated with maintaining a public company, it is expected that our remaining assets will be transferred to a liquidating trust as early as April 2004 and in lieu of owning shares, each stockholder will own a beneficial interest in the liquidating trust of an equivalent percentage. In this regard, on March 17, 2004, the holder of the Class A Units agreed to retain its beneficial ownership of the Accor S.A. Properties and relinquish its right to require the acquisition of other properties, thereby enabling the Corporation to set up liquidating trusts to complete its liquidation as early as April 16, 2004. In consideration of the Class A Unitholder electing to take title to the Accor S.A. Properties earlier than required, the Corporation waived its right to require the Class A Unitholder to reimburse it for up to $75,000 of costs associated with the acquisition of the Accor S.A. Properties and made a payment to the Class A Unitholder of approximately $41,667. Accordingly, at such time as the assets of the Corporation are distributed to a liquidating trust, which is presently expected to be April 16, 2004, the transferability of interests in the trust will be significantly restricted as compared to the shares in the Corporation, and the stockholders, as holders of beneficial interests, will be required to include in their own income their pro rata share of the trust's taxable income whether or not that amount is actually distributed by the trust in that year. Further, for federal income tax purposes, on April 16, 2004, each stockholder of the Corporation on the Record Date will be deemed to have received a pro rata share of the assets of the Corporation to be transferred to the Liquidating Trust, reduced by such stockholder's pro rata share of the liabilities of the Corporation assumed by the Liquidating Trust. Based on the estimates used by management to determine net realizable value of the Corporation's assets at December 31, 2003, the estimated net realizable value of the Corporation is approximately $5.4 million or $5.80 per common share. The foregoing estimate is based on the carrying values of the current assets of the Corporation as well as the current account payables of the Corporation and estimates as to future costs associated with transferring the assets to the Liquidating Trust, maintaining the Liquidating Trust and insurance coverage. Accordingly, the ultimate value realized may be significantly less or more than the estimated amount.

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

ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING

         On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The entire portfolio consisting of properties located in Livonia, Michigan; Melrose Park, Illinois; Hilliard, Ohio; New York, New York; Indianapolis, Indiana; Grove City, Ohio; Las Vegas, Nevada; and Orange, Ohio have been sold.

         The anticipated gains, which include any distributions payable to the Class B Unitholder associated with the adjustment in value of these real estate properties, have been deferred until such time as a sale occurs. Due to the sale of the entire portfolio, during the year ended December 31, 2003, the Corporation recognized actual gains of $14,081,822 on the sale of real estate and $15,494,565 included in equity income from joint ventures attributable to real estate sales. As a result of these sales, the Corporation's deferred gain at December 31, 2002 was reduced by $28,173,687 to zero.

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

         The reserve for additional costs associated with liquidation was $1,500,000 at December 31, 2002 and at December 31, 2003. A decrease in the reserve resulting from (a) professional costs associated with obtaining the Fleet Loan of $379,965, (b) $2,067 incurred in connection with the payoff of the Fleet Loan, and (c) tax planning costs of $16,666 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction was offset by an increase in management's estimate of costs associated with the execution of the Plan of Liquidation of $398,698.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements, which will be effective for fiscal years beginning after May 15, 2002. This statement had no effect on the Corporation's financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no material effect on the Corporation's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement had no material effect on the Corporation's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no material effect on the Corporation's financial statements.

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003). Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Corporation will be required to adopt FIN 46R in the first fiscal period ending after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Corporation does not expect that this will have a material impact on the Corporation's consolidated financial statements.

 LIQUIDITY AND CAPITAL RESOURCES

         The Corporation uses its working capital reserves and any cash from operations as its primary source of liquidity. On October 29, 2002, the Corporation's stockholders approved the Plan of Liquidation. Accordingly, the Corporation began to sell its properties and as of December 11, 2003 has sold all of its properties.

         The Company had $12,868,201 in cash and cash equivalents at December 31, 2003. Cash and cash equivalents are temporarily invested in short-term instruments. The Company's level of liquidity based upon cash and cash equivalents increased by $12,607,831 during the year ended December 31, 2003. As discussed further below, the increase resulted from $38,533,836 of net cash provided by operating activities and $31,064,361 of net cash provided by investing activities which were largely offset by $56,990,366 of net cash used in financing activities.

         During 2003, the Corporation's primary sources of funds were rents collected from tenants, distributions from its joint venture investments and proceeds from property sales. As a result of the sale of Sunrise Marketplace in Las Vegas, Nevada in November 2003, the Company will not receive any additional rental revenue as Sunrise Marketplace was the last wholly-owned property of the Company. Rents collected from tenants for the year ended December 31, 2003 amounted to $2,165,382 as compared to $3,737,841 for the year ended December 31, 2002. The decrease is due to the sale of Livonia Shopping Plaza on January 29, 2003 and a decrease in collections at Sunrise Marketplace of $281,310 due to the sale of the property on November 5, 2003.

         Subsequent to December 11, 2003, the Corporation's primary source of funds will be the payments received on the loan receivable from Shelbourne Properties II, Inc. Under the terms of the Fleet Loan, the Corporation was required to utilize a portion of its proceeds generated by property sales to make principal payments on the Fleet Loan. In accordance with the terms of the Indemnity, Contribution and Subrogation Agreements, the portion of the principal payments made by the Corporation that were allocable to Shelbourne Properties II, Inc. have been recorded as a loan receivable due from Shelbourne Properties II, Inc. that is secured by Shelbourne Properties II, Inc.'s interests in the entities that own its properties. The principal and accrued interest due to the Corporation from Shelbourne Properties II, Inc. is $5,383,586, requires payments of interest under the same terms as the Fleet Loan, which is LIBOR plus 2.75% (3.875% at December 31, 2003).

         Distributions in excess of earnings from joint ventures increased by $10,997,597 to $22,472,031 for the year ended December 31 2003 from $11,474,434 for the year ended December 31, 2002. The increase is due to the net cash received from the 2003 sales of properties owned by 568 Broadway Joint Venture, Tri-Columbus Associates, and Indiana Market, Ltd.

         Cash provided by investing activities resulted from the sales of Livonia Shopping Plaza, Melrose Crossing II and Sunrise Marketplace, which generated proceeds of $31,938,728, which were partially offset by the investment in the Accotel Transaction of $720,791 and improvements to real estate of $153,576 at Sunrise Marketplace.

         Cash used in financing activities consisted of the dividends paid to stockholders ($31,866,389), distributions made to Class A Unitholder ($34,076), the satisfaction of the Credit Facility ($19,718,457), principal payment on the Fleet Loan ($15,423,374), and a related party loan receivable ($5,371,444). These expenditures were partially offset by the Fleet Loan proceeds in the amount of $15,423,374.


RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED
DECEMBER 31, 2002

Net Income

         The Corporation's net income available for common stockholders increased by $46,361,946 to $30,839,455 for the year ended December 31, 2003 from a net loss of $15,522,491 for the year ended December 31, 2002. The increase in net income was primarily due to increased equity income from joint ventures, an increase in gains on sale of real estate and a decrease in costs and expenses. These items were partially offset by a decrease in rental revenue. The Corporation's income before equity income from joint ventures, gain on sale of real estate, and interest was $70,415 for the year ended December 31, 2003, as compared to a loss of $17,596,637 for the year ended December 31, 2002, which was primarily attributable to significant costs incurred during 2002 in connection with the Transaction, including the purchase of the Advisory Agreement.

         The net operating loss attributable to Melrose Crossing II, the Corporation's property located in Melrose Park, Illinois, for the period ended October 29, 2002 is classified as discontinued operations due to the property being under contract for sale prior to the adoption of the Plan of Liquidation. Loss from discontinued operations ceased on October 29, 2002 due to the stockholders vote to liquidate the portfolio. Under liquidation accounting, all property is considered real estate held for sale and discontinued operations are no longer applicable.

Rental Revenue

         Rental revenues decreased $1,501,057 or approximately 41% to $2,176,380 for the year ended December 31, 2003 from $3,677,437 for the year ended December 31, 2002 due to the sale of the Corporation's wholly-owned properties.

Costs and Expenses

         Costs and expenses for the year ended December 31, 2003 were $2,105,965, representing a decrease of $19,168,109 from the same period in 2002. The decrease is due principally to expenses incurred in 2002 of $15,262,114 associated with the purchase of the Advisory Agreement that was consummated on February 14, 2002 as well as a reduction in all other costs.

         Operating expenses decreased by $186,722 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease was due to the reduction in operating costs due to the sale of Livonia Shopping Plaza on January 29, 2003.

         Pursuant to the Plan of Liquidation which was adopted October 29, 2002, depreciation and amortization expenses ceased to be recognized as of that date. Therefore the Corporation incurred no depreciation and amortization for the year ended December 31, 2003 as compared to $721,499 for the period ended October 29, 2002.

         Partnership asset management fees and transition management fees decreased to $200,000 for the year ended December 31, 2003 from $364,113 for the same period in 2002. This decrease was due to the reduction of the fee in connection with the Transaction from a fee based on 1.25% of gross asset value of the Corporation to a set fee of $27,778 per month through September 2002, which was further reduced to $16,667 per month for the balance of 2002. Shelbourne Management was paid $105,863 in partnership asset management fees for the period January 1, 2002 through February 14, 2002; $208,250 was paid to PCIC for transition fees from February 15, 2002 through September 30, 2002, and Kestrel Management was paid $50,000 for its services from October 1, 2002 through December 31, 2002.

         Administrative costs decreased to $1,056,847 for the year ended December 31, 2003 from $3,837,826 for the same period in 2002. This reduction is due to certain costs incurred in 2002 in connection with the Transaction and legal, professional and consulting fees incurred in 2002. Property management fees decreased to $59,957 from $112,639 for the periods ending December 31, 2003 and 2002, respectively. The decrease is due to the sale of Livonia Shopping Plaza in January 2003.

Gain on Sale of Real Estate

         The gain on sale of $14,081,822 for the year ended December 31, 2003 was due to the sale of Livonia Shopping Plaza, Melrose Crossing II and Sunrise Marketplace on January 29, 2003, February 28, 2003 and November 5, 2003, respectively.

Non-Operating Income and Expenses

         Equity income from investments in joint ventures increased by $13,963,685 to $16,940,732 for the year ended December 31, 2003 as compared to $2,977,047 for the year ended December 31, 2002. This is primarily due to 568 Broadway Joint Venture, in which the Corporation indirectly held a 22.15% interest, selling its property located in New York, New York on February 28, 2003. The joint venture recognized a gain on sale for financial reporting purposes of $67,746,480 of which $14,565,894 was allocated to the Corporation. In addition, Tri-Columbus Associates sold all three of its properties during 2003 and recognized a gain on the sales for financial reporting purposes of $902,060.

         Excluding the gain on sale, the Corporation experienced a decrease in equity income from 568 Broadway Joint Venture for the year ended December 31, 2003 as compared to the year ended December 31, 2002 of $1,308,420 due to the recognition of only two months of revenue and expenses in 2003 resulting from the sale of the property on February 28, 2003.

         Excluding the gain on sale, the Corporation's joint venture investment in Tri-Columbus Associates experienced a decrease in equity income of $71,726 for the year ended December 31, 2003 as compared to the same period in 2002. The decrease is a result of a decrease in rental revenue due to the sale of all three properties in 2003. This is partially offset by the cessation of depreciation and amortization expenses in accordance with liquidation accounting.

         The Corporation's joint venture investment, SuperValu, in which the Corporation held a 50% indirect interest, sold its property located in Indianapolis, Indiana on May 8, 2003. The property had been written down to its anticipated net realizable value at October 29, 2002 and recognized a loss in 2002 of $1,448,544. The expenses associated with the sale were less than estimated in 2002, accordingly, the joint venture recognized a gain for financial reporting purposes in 2003 of $26,610. Excluding the gain on sale, the joint venture experienced a decrease in equity income for the year ended December 31, 2003 of $136,407 as compared to the same period in 2002. The decrease is primarily due to the recognition of only 4 months and 8 days worth of income due to the sale.

         During 2003, interest expense was $488,007 as compared to $697,363 for 2002. During 2003, interest expense consisted of $87,701 paid in connection with the Credit Facility and $400,306 incurred in connection with the Fleet Loan. During 2002, interest expense consisted of $142,871 related to the notes issued to Shelbourne Management in connection with the purchase of the Advisory Agreement and interest of $554,492 in connection with the Credit Facility.

         Other income increased for the year ended December 31, 2003, as compared to the year ended December 31, 2002 by $154,090 to $199,382 from $45,292. This is attributable to insurance proceeds received during 2003 under the Director's and Officers insurance policy settlement related to lawsuits from 2002, prior to the adoption of the Plan of Liquidation.

         Interest income increased to $69,187 during the year ended December 31, 2003 from $56,939 during the year ended December 31, 2002. The Corporation recognized interest income on its loans receivable from Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. These loans receivable are the result of payments made by the Corporation pursuant to the terms of the Fleet Loan on behalf of Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. which were subject to the terms of the Indemnity, Contribution and Subrogation Agreements. As a result, the Corporation earned interest based on the terms of the Fleet Loan from the related parties in the amount of $30,956. The amount due from Shelbourne Properties I, Inc. was $18,815 and was paid off on December 11, 2003. The interest due from Shelbourne Properties II, Inc. was accrued at December 31, 2003 in the amount of $12,141. This accrued interest was subsequently received in January 2004. The interest earned on the loans receivable was offset by a decrease in interest income from cash and cash equivalents of $11,183 due to lower cash balances being invested and lower yields.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001(ON A PRO FORMA-BASIS)

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

PRO-FORMA INFORMATION

         The pro-forma information is provided for the purpose of facilitating the comparison of the 2002 and 2001 results of operations in the review of management's discussion and analysis. Investments in joint ventures were reported in 2001 under the pro-rata consolidated method of accounting, which presented the assets and liabilities and revenues and expenses of the joint ventures on a pro-rata basis in accordance with the Corporation's percentage of ownership together with the assets and liabilities and revenues and expenses of the Corporation's wholly-owned properties. In 2002, under the equity method of accounting, the Corporation's share of assets and liabilities and revenues and expenses in joint ventures is presented as a single item on the balance sheet and statement of operations. The Corporation's total equity and net income did not change as a result of the conversion. The following table shows the pro-forma condensed consolidated statement of operations for the year ended December 31, 2001 both reflecting the pro-forma impact had the change to equity accounting for the investments in joint ventures occurred in 2001.

            CONDENSED CONSOLIDATED PRO-FORMA STATEMENT OF OPERATIONS

                                                                        FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001
                                                     AS REPORTED         DISCONTINUED            PRO-FORMA            EQUITY METHOD
                                                         2001             OPERATIONS            ADJUSTMENTS               2001
                                                   -----------------    ----------------    -------------------     ----------------
Rental revenue                                         $  8,065,011           $    (11)         $  (4,611,219)         $  3,453,781
                                                   -----------------    ----------------    -------------------     ----------------

Costs and expenses                                        6,003,846           (256,850)            (2,038,564)            3,708,432
                                                   -----------------    ----------------    -------------------     ----------------

Income (loss) before equity income from joint
        ventures, interest, other income,
        and discontinued operations                       2,061,165             256,839            (2,572,655)            (254,651)

        Equity income from joint ventures                         -                   -              2,933,198            2,933,198
        Interest income                                     417,638                   -              (327,561)               90,077
        Other income                                         47,882                   -               (32,982)               14,900
        Discontinued operations                                   -           (256,839)                      -            (256,839)
                                                   -----------------    ----------------    -------------------     ----------------
Net income                                             $  2,526,685             $     -              $       -         $  2,526,685
                                                   =================    ================    ===================     ================

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

         Operating expenses decreased slightly despite increased insurance costs. The Corporation experienced an increase in depreciation and amortization expense due to real estate improvements and tenant procurement costs of $96,571. As a result of the vote of the stockholders to liquidate the portfolio and the resultant conversion to liquidation accounting on October 29, 2002 the Corporation will not incur any further depreciation and amortization costs. Property management fees increased $9,536 due to increased rental collections.

         Partnership asset management fee decreased by $507,750 for the year ended December 31, 2002 from $871,863 for the year ended December 31, 2001. This decrease was due to the reduction of the fee in connection with the Transaction from a fee based on 1.25% of gross asset value of the Corporation to a set fee of $27,778 per month through September 2002, which was further reduced to $16,667 per month for the balance of 2002. Shelbourne Management was paid $105,863 in partnership asset management fees for the period January 1, 2002 through February 14, 2002; $208,250 was paid to PCIC for transition fees from February 15, 2002 through September 30, 2002, and Kestrel was paid $50,000 for its services from October 1, 2002 through December 31, 2002.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk the Corporation faces is interest rate sensitivity. The Corporation's related party loan receivable bears interest at a floating rate and therefore is exposed to the risk of interest rate changes. At March 24, 2004, the loan receivable totaled $5,371,444 at an interest rate of LIBOR plus 2.75%. Based on the balance outstanding on the Loan at March 24, 2004 and the interest rate at that date, a 1% increase in LIBOR would increase the interest income in 2004 by approximately $604. Conversely, a 1% decrease in LIBOR would decrease interest income in 2004 by the same amount. The gain or loss the Corporation ultimately realizes with respect to interest rate fluctuations will depend on the actual interest rates during that period. The Corporation does not believe that it has any risk related to derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, equity and cash flows for the years ended December 31, 2003, 2002 and 2001, and the notes thereto, and the independent auditors' report thereon are set forth on page 48 through 70.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this annual report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the Corporation Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

(a)      Directors

         The members of the Board at March 1, 2004, and the committees of the Board on which they serve, are identified below.

                                                                             Nominating and Corporate
Name                       Audit Committee       Compensation Committee       Governance Committee
----                       ---------------       ----------------------      ------------------------
Michael L. Ashner
Arthur Blasberg, Jr.*               X                                                       X
Peter Braverman
John Ferrari*                                                X
Howard Goldberg*                    X                                                       X
Steven Zalkind*                     X                        X

* Independent Trustees as determined by the Nominating and Corporate Governance Committee in accordance with Sections 121A of the listing standards of the American Stock Exchange.

Set forth below is the business experience of, and certain other information regarding, the two director nominees and the Company's Directors.

Name  and  year  first  became  a
Director of the Company              Age      Principal Occupation during the past Five Years
-----------------------              ---      -----------------------------------------------
CLASS III-TERM EXPIRING AT THE 2004 ANNUAL MEETING OF STOCKHOLDERS

John Ferrari                         50       Mr. Ferrari has been a Managing Director of Manhattan East Suite
  2002                                        Hotels, a New York based hotel management company that operates ten hotels (2,100 rooms) in New York City, since 1996. Mr. Ferrari is responsible for the day-to-day operations of the company and for all acquisitions and development of new ventures.


Howard Goldberg                      58       Mr. Goldberg has been a private investor and has provided consulting services to start-up companies since 1999. Mr. Goldberg presently serves as a part-time consultant to Laser Lock Technologies, Inc., a company in the security and advertising business, performing duties consistent with that of a chief operating officer. From 1994 through
                                              1998, Mr. Goldberg served as President and Chief Executive Officer of
                                              Player's International, a public company in the gaming business, prior to its being sold to Harrah's Entertainment Inc. In addition, from 1995 to 2000, Mr. Goldberg served on the board of directors of
                                              Imall Inc., a public company that provided on-line shopping and which was ultimately sold to Excite-at-Home. Mr. Goldberg has a law degree from New York University and was previously the managing partner of a large New Jersey law firm. Mr. Goldberg is a director and serves on the audit committee of First Union Real Estate Equity and Mortgage
                                              Investments ("First Union"), a real estate investment trust. Mr.
                                              Goldberg also sits on the Advisory Board of WinWin, a company specializing in foreign charitable lotteries.




CLASS I-TERM EXPIRING AT THE 2005 ANNUAL MEETING OF STOCKHOLDERS

Michael L. Ashner                    51      Mr. Ashner has been a director, President, Chairman and Chief
    2001*                                    Executive Officer of the Company since August 19, 2002. Mr. Ashner also served as a director, President, Chairman and Chief Executive
                                             Officer of the Company from February 8, 2001 until August 15, 2002.
                                             Mr. Ashner is and has been the Chief Executive Officer of Winthrop
                                             Financial Associates, A Limited Partnership, since 1996, and the
                                             Chief Executive Officer of The Newkirk Group, since 1997, two real estate investment and management companies controlling approximately
                                             $3.5 billion of commercial real estate throughout the United States.
                                             Effective December 31, 2003, Mr. Ashner was appointed as the Chief
                                             Executive Officer and President of First Union. Mr. Ashner currently serves as a director of Greate Bay Hotel and Casino Inc., and NBTY,
                                             Inc.


Peter Braverman                      52       Mr. Braverman has been a director and Vice President of the Company since August 19, 2002. Mr. Braverman also served as a Vice President of the Company from February 8, 2001 until August 15, 2001. Mr.
                                              Braverman is and has been the Executive Vice President of Winthrop
                                              Financial Associates, A Limited Partnership, since 1996, and the
                                              Executive Vice President of The Newkirk Group, since 1997, two real estate investment and management companies controlling approximately
                                              $3.5 billion of commercial real estate throughout the United States.
                                              Effective January 8, 2004, Mr. Braverman was appointed as the
                                              Executive Vice President First Union.


CLASS II-TERM EXPIRING AT THE 2006 ANNUAL MEETING OF STOCKHOLDERS

Arthur Blasberg, Jr.                 76       Mr. Blasberg's activities for the past five years include appointment by the Superior Court in Massachusetts to serve as a receiver of various businesses (including real estate investment companies), as a special master and as the trustee of a trust holding undeveloped land and a trust whose main asset was a limited partnership interest in a cogeneration plant. Mr. Blasberg serves as a director of several private companies and previously served as the receiver and liquidating trustee of The March Company, Inc., a real estate investment firm which acted as the general partner and/or limited partner in over 250 limited partnerships. Mr. Blasberg is an attorney admitted to practice in the Commonwealth of Massachusetts and previously served for five years in the general counsel's office of the Securities and Exchange Commission. Mr. Blasberg is a director and serves on the audit committee of First Union.


Steven Zalkind                       62       Mr. Zalkind has been a principal with Resource Investments Limited,
                                              L.L.C., a real estate management and investment company that owns, operates and manages over 6,000 apartment units and 500,000 square feet of retail shopping centers, for the past five years. Mr. Zalkind has extensive experience in the operation, management and financing of real estate projects including apartment buildings, shopping centers and office buildings and has been involved in real estate acquisitions and resales totaling in excess of $1.5 billion.


* Mr. Ashner was a director from April 18, 2001 to August 15, 2001 at which time he resigned. He became a director again on August 19, 2002 and has held that position since such date.

         Each of the foregoing directors also serves as directors of Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc.

         The Board has determined that Mr. Blasberg is an "audit committee financial expert" as defined in Item 401(h)(2) of Regulation S-K. Although Messrs. Blasberg and Goldberg serve as members of the Audit Committee for each of First Union Real Estate Equity and Mortgage Investments, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., the Board has determined that their serving on such committees will not have a negative impact on their ability to serve on the Board's Audit Committee.


(b)      Executive Officers

         Set forth below is certain information regarding the executive officers and certain other officers of the Company:

    Name                 Age    Current Position
    ------------------   ---    ----------------------------------------------
    Michael L. Ashner    51     President, Chairman and Chief Executive Officer
    Peter Braverman      52     Executive Vice President
    Carolyn Tiffany      37     Chief Financial Officer, Secretary and Treasurer


         Officers serve at the discretion of the Board.

         Information regarding Messrs. Ashner and Braverman is included in Item 10(a) above.

         Ms. Tiffany has been the Chief Financial Officer and Treasurer of the Company since August 19, 2002. Ms. Tiffany has been with Winthrop Financial Associates since January 1993. Ms. Tiffany was a Vice President in the asset management and investor relations departments of Winthrop Financial Associates from October 1995 to December 1997, at which time she became the Chief Operating Officer of Winthrop Financial Associates. In addition, Ms. Tiffany is the Chief Operating Officer of The Newkirk Group and, since January 8, 2004, the Chief Operating Officer of First Union.

ITEM 11. EXECUTIVE COMPENSATION

         For the period from January 1, 2002 to August 19, 2002, the executive officers of the Company during such period were employed by Shelbourne Management LLC. For the period from August 19, 2002 through the end of 2002, the executive officers of the Company were employed by First Winthrop Corporation. The executive officers received no remuneration from the Company but were compensated by Shelbourne Management LLC or First Winthrop Corporation, as the case may be, in their capacities as officers and employees of that company, as shown in the table under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

COMPENSATION OF DIRECTORS

         The Company's prior non-employee directors, Messrs. Bebon, Coons and Martin in 2001 and until August 19, 2002 received $6,667 annually for their services as directors. The Company's current non-employee directors, Messrs. Blasberg, Ferrari, Goldberg and Zalkind will receive $10,000 annually for their services as directors and $500 for each applicable committee meeting they attend. Directors of the Company who are also officers of the Company receive no additional compensation for serving on the Board. However, all directors are reimbursed for travel expenses and other out-of-pocket expenses incurred in connection with their service on the Board.

         In addition, solely for their services as members of the Special Committee, which was organized to review and evaluate the fairness of the February 2002 repurchase by the Company of the shares held by PCIC, former directors Michael Bebon, Donald W. Coons and Robert Martin received a one-time payment of $20,000.

         In consideration of the significant time and efforts that each of the former directors made as a member of the Board prior to August 19, 2002, at which time the Board was reconstituted as described above, including, among other things, evaluating strategic alternatives to enhance stockholder value, arranging for financing and otherwise managing the business of the Company, the prior Board authorized a one-time payment of $75,000 to each of Robert Martin,
W. Edward Scheetz and Donald W. Coons.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Michael L. Ashner, a director and the Chief Executive Officer of the Company, also serves as the Chief Executive Officer and director of Kestrel Management Corp., the general partner of Kestrel Management, L.P. ("Kestrel"), the entity that provides asset and property management services to the Company. Similarly, Peter Braverman, a director and Vice President of the Company, also serves as a Vice President of Kestrel Management Corp.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 1, 2004 (except as otherwise indicated) regarding the ownership of Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table contained herein, and (iv) all current executive officers and directors of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder.


                                                                          AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER    POSITION WITH THE COMPANY         BENEFICIAL OWNERSHIP        PERCENT OF CLASS
------------------------------------    -------------------------        ---------------------        ----------------
HX Investors, L.P.                       Stockholder                            328,484(1)                  41.64%
100 Jericho Quadrangle
Suite 214
Jericho, NY 11753

Michael L. Ashner                        Director, President                    328,484(2)                  41.64%
100 Jericho Quadrangle                    and Chief Executive
Suite 214                                 Officer
Jericho, NY 11753

Arthur Blasberg, Jr.                     Director                                     0                      0

Peter Braverman                          Director and Executive                       0                      0
                                          Vice President

John Ferrari                             Director                                     0                      0

                                                                          AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER    POSITION WITH THE COMPANY         BENEFICIAL OWNERSHIP        PERCENT OF CLASS
------------------------------------    -------------------------        ---------------------        ----------------
Howard Goldberg                          Director                                     0                      0

Carolyn Tiffany                          Chief Financial Officer                      0                      0
                                          and Treasurer

Steven Zalkind                           Director                                    10                      *

All directors and executive                                                     328,494                     41.64%
officers as a group

------------------------

*Less than 1%

(1) Based upon information contained in a Form 4 filed by HX Investors, L.P. ("HX") with the Securities and Exchange Commission.

(2) Comprised of shares owned by HX. As the sole stockholder of Exeter Capital Corporation, the sole general partner of HX, Mr. Ashner may be deemed to beneficially own all shares owned by HX.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section 16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company and written representations from certain reporting persons, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners have been complied with.

         Peter Braverman owns a 10% limited partner interest in HX. Accordingly, Mr. Braverman owns an indirect pecuniary interest in approximately 35,286 of the shares of Common Stock owned by HX. However, as a limited partner in HX, Mr. Braverman does not exercise investment control over the HX shares. Accordingly, Mr. Braverman is not deemed to beneficially own any of such shares under Section 13 or Section 16 of the Exchange Act.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         During the years ended December 31, 2001, 2002 and 2003, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to (i) the Predecessor Partnership by affiliates of the general partners of the Predecessor Partnership's (the "Predecessor General Partners") and (ii) the Company by affiliates of the Company.

ASSET MANAGEMENT SERVICES

         For the period January 1, 2001 through April 16, 2001, an affiliate of the Predecessor General Partners, Resources Supervisory, provided Asset Management Services for an annual fee equal to 1.25% of the Predecessor Partnership's gross asset value. In addition, the Predecessor Partnership was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Resources Supervisory for expenses incurred in connection with the performance of its services.

         Effective April 17, 2001 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided asset management services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for asset management services, an annual asset management fee, payable quarterly, equal to 1.25% of the Corporation's gross asset value as of the last day of each year. In addition, the Corporation was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services.

                  Effective February 14, 2002, in connection with the Transaction (as described below), PCIC began providing such services for a reduced fee of $333,333 per annum (the "Transaction Management Fee"). Both Shelbourne Management and PCIC were affiliates of the then management of the Corporation.

                  Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the Asset Management Services for a fee of $200,000 per annum. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

PROPERTY MANAGEMENT SERVICES

         During the years ended December 31, 2001, 2002 and 2003, property management services were provided by Kestrel pursuant to agreements that provide for a fee of up to 3% of property revenue.

         The following table summarizes the amounts paid to affiliates for Expense Reimbursements, Asset Management Fees, Transition Management Fee and Property Management Fees and for the twelve-month periods ended December 31, 2003, 2002 and 2001. All numbers in the tables below include the Corporation's share of fees paid to Kestrel by properties owned by joint ventures in which the Corporation currently has or previously had an interest.

YEAR ENDED DECEMBER 31, 2003

                                             Resources       Shelbourne
                                            Supervisory      Management       Kestrel
                                            -----------      ----------       -------
         Expense Reimbursement             $      -         $      -        $      -
         Asset Management Fee
         Property Management Fees                 -                -         124,796


YEAR ENDED DECEMBER 31, 2002

                                             Resources       Shelbourne
                                            Supervisory      Management       Kestrel
                                            -----------      ----------       -------
         Expense Reimbursement             $      -        $  25,000        $      -
         Asset Management Fee                     -          105,863          50,000
         Transition Management Fee                -          208,250               -
         Property Management Fees                 -                -         246,833


YEAR ENDED DECEMBER 31, 2001


                                             Resources       Shelbourne
                                            Supervisory      Management       Kestrel
                                            -----------      ----------       -------
         Expense Reimbursement             $   59,444       $  140,556        $      -
         Asset Management Fee                 394,808          477,055               -
         Property Management Fees                   -                -         235,036

ALLOCATIONS OF DIVIDENDS BY THE CORPORATION

         Dividends payable to affiliates for the years ended December 31, 2003, 2002 and 2001 on account of shares of common stock owned are as follows:

                                                                  Year Ended December 31,
                                                            2003           2002            2001
                                                            ----           ----            ----
        Presidio Capital Investment Company LLC        $        -      $        -         $  720,373
        HX Investors, L.P.                              13,270,754      2,709,993             60,027


         In addition, effective August 19, 2002, in connection with the settlement of the lawsuit brought by HX Investors L.P. ("HX Investors"), Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the years ended December 31, 2003 and 2002 were $36,076 and $42,584, respectively, of which $14,312 and $7,720, respectively, were paid by Shelbourne Management to HX Investors pursuant to their agreement.

THE TRANSACTION

         On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Corporation purchased the 385,226 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $11,830,337 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936. This note was satisfied in April 2002 from the proceeds of the Credit Facility. The liquidation preference was eliminated on January 15, 2003 in connection with the Accotel transaction.

RELATED PARTY LOAN RECEIVABLE

         In connection with the Fleet Loan financing, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans. Under the terms of the Fleet Loan, the Corporation was required to utilize a portion of its proceeds generated by property sales to make principal payments on the Fleet Loan on behalf of Shelbourne Properties II, Inc. and Shelbourne Properties I, Inc. In accordance with the terms of the Indemnity, Contribution and Subrogation Agreements, the portion of the principal payments made by the Corporation that were allocable to Shelbourne Properties II, Inc. were recorded as a loan receivable. The loan due from Shelbourne Properties II, Inc. is secured by Shelbourne Properties II, Inc.'s interests in the entities that own its properties and requires payments of interest under the same terms as the Fleet Loan, which is LIBOR plus 2.75% (3.875% at December 31, 2003). The principal and accrued interest due to the Corporation at December 31, 2003 from Shelbourne Properties II, Inc. is $5,383,586. On December 11, 2003 the loan due from Shelbourne Properties I, Inc. was repaid in full to the Corporation. During 2003, the Corporation earned interest income of $30,956 related to the loans receivable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table summarizes the aggregate fees billed to Shelbourne III by the independent auditor:


($ in '000s)                              2003                 2002
                                     ---------------      ---------------
Audit Fees (a)                             40                   67

Audit-Related Fees (b)                     --                   17

Tax Fees (c)                               26                   29

All Other Fees                             --                   --

                                     ---------------      ---------------
Total                                      66                  113

(a) Fees for audit services billed or expected to be billed relating to fiscal 2003 and 2002 consisted of:

     o    Audit of the Company's annual financial statements

     o    Reviews of the Company's quarterly financial statements

(b) Fees for audit-related services provided during fiscal 2002 consisted of financial accounting and reporting consultations


(c) Fees for tax services provided during fiscal 2003 and 2002 consisted of fees for tax compliance services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

          i.   Federal, state and local income tax return assistance

          ii.  REIT compliance

          iii. Assistance with tax audits and appeals

Memo:  Ratio of Tax Planning and Advice Fees and All Other      0:1        0:1
           Fees to Audit Fees, Audit-Related Fees and Tax
           Compliance Fees


In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the "SEC") to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

         The Corporation has a policy of requiring that the Audit Committee pre-approve all audit and non-audit services provided to the Corporation by the auditor of its financial statements. During 2003, the Audit Committee approved all of the fees paid to Deloitte & Touche LLP by the Corporation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         (1)      Financial Statements

                  Independent Auditors' Report

                  Consolidated Statements of Net Assets of December 31, 2003 and December 31, 2002 (Liquidation Basis)

                  Consolidated Statements of Operations and Changes in Net Assets for the Year Ended December 31, 2003, the Period October 30, 2002 to December 31, 2002 (Liquidation Basis), and Consolidated Statements of Operations for the Period January 1, 2002 to October 29, 2002 and for the Year Ended December 31, 2001 (Going Concern Basis)

                  Consolidated Statements of Equity for the Period January 1, 2002 to October 29, 2002 and the Year Ended December 31, 2001 (Going Concern Basis)

                  Consolidated Statements of Cash Flows for the Year Ended December 31, 2003, the Period October 30, 2002 to December 31, 2002 (Liquidation Basis) and January 1, 2002 to October 29, 2002 and for the Year Ended December 31, 2001 (Going Concern Basis)

         (2)      Notes to Consolidated Financial Statements

                  All schedules are omitted because they are not applicable or not required.

         (B)      REPORTS ON FORM 8-K

                  None

         (C)      EXHIBITS

         EXHIBIT
         NUMBER            DESCRIPTION

         2.1 Stock Purchase Agreement among HX Investors, Exeter Capital Corporation and the Company (4)
         2.2      Amendment No. 1 to Stock Purchase Agreement (6)
         2.3      Plan of Liquidation (6)
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company (1)
         3.2      Amended and Restated Bylaws of the Company(1)
         4.1      Limited Partnership of the operating partnership (1)
         4.2      Stockholder Rights Agreement (1)
         4.3      Amendment to Stockholder Rights Agreement (2)
         4.4 Restated Partnership Unit Designation for 5% Class A Preferred Partnership Units (incorporated by reference to Exhibit E-1 of Exhibit 10.4) (9)
         4.5 Stockholder Agreement, among the Companies and HX Investors, LP and Exeter Capital Corporation, dated as of
                  April 30, 2002 (3)
         4.6      Amendment No. 2 to Stockholder Rights Agreement (5)
         4.7 Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership(8)
         10.1 Settlement Agreement and Mutual Release between HX Investors, the Companies and Shelbourne Management (4)
         10.2     Amendment No. 1 to Settlement Agreement     (6)
         10.3 Purchase Agreement, dated as of January 15, 2003, between the Shelbourne JV LLC and Realty Holdings of America, LLC (9)

         10.4 Agreement, dated as of January 15, 2003, among Presidio Capital Investment Company, LLC (and certain of its subsidiaries), Shelbourne Management, NorthStar Capital Investment Corp., each of the Shelbourne REITs and its operating partnership and HX Investors, L.P. (9)
         10.5 Loan Agreement, dated as of February 19, 2003, among Shelbourne Properties I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Shelbourne Richmond Company LLC, Shelbourne Matthews Company LLC, Shelbourne Las Vegas Company LLC, Century Park I Joint Venture, Seattle Landmark Joint Venture, Tri-Columbus Associates and Fleet National Bank and the other lending institutions which may become party thereto and Fleet National Bank, as agent (10)
         10.6 Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties III, Inc. and Shelbourne Properties III L.P. (10)
         10.7 Form of Indemnity, Contribution and Subrogation Agreement, dated as of February 19, 2003, among the REITs and the operating partnerships (10)
         10.8 Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank (10)
         10.9 Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank, as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto (10)
         31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  March 25, 2004                  By:   /s/ Michael L. Ashner
                                           ------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer


Dated:  March 25, 2004                  By:   /s/ Carolyn B. Tiffany
                                           -------------------------
                                                 Carolyn B. Tiffany
                                                 Chief Financial Officer


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



                    NAME                                            TITLE                               DATE
                    ----                                            -----                               ----
        /s/    Michael L. Ashner                 Chief Executive Officer and Director              March 25, 2004
       -------------------------
              MICHAEL L. ASHNER

      /s/    Arthur Blasberg, Jr.                Director                                          March 25, 2004
       -------------------------
            ARTHUR BLASBERG, JR.

       /s/    Howard Goldberg                    Director                                          March 25, 2004
       -------------------------
               HOWARD GOLDBERG

           /s/    Steven Zalkind                 Director                                          March 25, 2004
       -------------------------
               STEVEN ZALKIND

                         SHELBOURNE PROPERTIES III, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003


EXHIBIT INDEX


Exhibit
Number                                               Description                                          Page
------                                               -----------                                          ----
2.1      Stock Purchase Agreement among HX Investors, Exeter Capital Corporation
         and the Company                                                                                  (4)
2.2      Amendment No. 1 to Stock Purchase Agreement                                                      (6)
2.3      Plan of Liquidation                                                                              (6)
3.1      Amended and Restated Certificate of Incorporation of the Company                                 (1)
3.2      Amended and Restated Bylaws of the Corporation                                                   (1)
4.1      Limited Partnership of the operating partnership                                                 (1)
4.2      Stockholder Rights Agreement                                                                     (1)
4.3      Amendment to Stockholder Rights Agreement                                                        (2)
4.4      Restated Partnership Unit Designation for 5% Class A Preferred Partnership Units
         (incorporated by reference to Exhibit E-1 of Exhibit 10.4)                                       (9)
4.5      Stockholder Agreement, among the Companies and HX Investors, LP and
         Exeter Capital Corporation, dated as of April 30, 2002                                           (3)
4.6      Amendment No. 2 to Stockholder Rights Agreement                                                  (5)
4.7      Partnership Unit Designation of the Class B Partnership Units of the Operating Partnership       (8)

10.1     Settlement Agreement and Mutual Release between HX Investors,
         the Companies and Shelbourne Management                                                          (4)
10.2     Amendment No. 1 to Settlement Agreement                                                          (6)
10.3     Purchase Agreement, dated as of January 15, 2003, between the Shelbourne
         JV LLC and Realty Holdings of America, LLC                                                       (9)
10.4     Agreement, dated as of January 15, 2003, among Presidio Capital Investment
         Company, LLC (and certain of its subsidiaries), Shelbourne Management,
         NorthStar Capital Investment Corp., each of the Shelbourne REITs and its
         operating partnership and HX Investors, L.P.                                                     (9)
10.5     Loan Agreement, dated as of February 19, 2003, among Shelbourne Properties I L.P.,               (10)
         Shelbourne Properties II L.P., Shelbourne Properties III L.P.,
         Shelbourne Richmond Company LLC, Shelbourne Matthews Company LLC,
         Shelbourne Las Vegas Company LLC, Century Park I Joint Venture, Seattle
         Landmark Joint Venture, Tri-Columbus Associates and Fleet National Bank
         and the other lending institutions which may become party thereto and
         Fleet National Bank, as agent
10.6     Form of Guaranty, dated as of February 19, 2003, from Shelbourne Properties III, Inc. and        (10)
         Shelbourne Properties III L.P.
10.7     Form of Indemnity, Contribution and Subrogation Agreement, dated as of February                  (10)
         19, 2003, among the REITs and the operating partnerships
10.8     Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement                        (10)
         and Fixture Filing with respect to the Collateral Properties dated as of February 19, 2003 in favor of Fleet National Bank
10.9     Cash Management Agreement, dated February 19, 2003, among Shelbourne Properties                  (10)
         I L.P., Shelbourne Properties II L.P., Shelbourne Properties III L.P., Fleet National Bank,
         as agent for itself and the Lenders, and various subsidiaries of the Shelbourne OP's listed on Exhibit A thereto
31       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                          45
32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                          47

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

                                   EXHIBIT 31

                         SHELBOURNE PROPERTIES III, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

                                 CERTIFICATIONS

I, Michael L. Ashner, in the capacities indicated below, certify that:

1. I have reviewed this annual report on Form 10-K of Shelbourne Properties III, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


      Date:  March 25, 2004          /s/ Michael L. Ashner
                                       ----------------------
                                         Michael L. Ashner
                                         Chief Executive Officer and President

                         SHELBOURNE PROPERTIES III, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

                                 CERTIFICATIONS

I, Carolyn Tiffany, in the capacity indicated below, certify that:

1. I have reviewed this annual report on Form 10-K of Shelbourne Properties III, Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


      Date:  March 25, 2004                  /s/ Carolyn Tiffany
                                               --------------------
                                                 Carolyn Tiffany
                                                 Chief Financial Officer

                                   Exhibit 32


                         SHELBOURNE PROPERTIES III, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  In connection with the Annual Report of Shelbourne Properties III, Inc., (the "Company"), on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         Date:  March 25, 2004                /s/ Michael L. Ashner
                                                  ---------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer


         Date:  March 25, 2004                /s/ Carolyn B. Tiffany
                                                  ----------------------
                                                  Carolyn B. Tiffany
                                                  Chief Financial Officer

                              ANNUAL REPORT ON 10-K
                               ITEM 8 AND 15(A)(2)




                         SHELBOURNE PROPERTIES III, INC.

                             A DELAWARE CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                    I N D E X

                                                                                                                Page
  Number

Independent Auditors' Report......................................................................................49

Consolidated Financial Statements, years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Net Assets (Liquidation Basis) as of December 31, 2003 and 2002........................50

Consolidated Statements of Operations and Changes in Net Assets for the Year
Ended December 31, 2003 (Liquidation Basis), the Period October 30, 2002 to
December 31, 2002 (Liquidation Basis) and Consolidated Statements of Operations
for the Period January 1, 2002 to October 29, 2002 and for the Year Ended
December 31, 2001 (Going Concern Basis)...........................................................................51

Consolidated Statements of Equity (Going Concern Basis) for the Period January
1, 2002 to October 29, 2002 and the Year Ended December 31, 2001 .................................................53

Consolidated Statements of Cash Flows for the Year Ended December 31, 2003
(Liquidation Basis), the Period October 30, 2002 to December 31, 2002
(Liquidation Basis) and January 1, 2002 to October 29, 2002 and for the Year
Ended December 31, 200 (Going Concern Basis)......................................................................54

Notes to Consolidated Financial Statements........................................................................56

                         SHELBOURNE PROPERTIES III, INC.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Shelbourne Properties III, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Shelbourne Properties III, Inc. (the "Corporation") as of December 31, 2003 and 2002, and the related consolidated statements of operations and changes in net assets (liquidation basis) and cash flows (liquidation basis) for the year ended December 31, 2003 and for the period October 30, 2002 to December 31, 2002. In addition, we have audited the accompanying consolidated statements of operations, equity and cash flows for the year ended December 31, 2001 and for the period January 1, 2002 to October 29, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects (1) the net assets (liquidation basis) of the Corporation and its subsidiaries as of December 31, 2003 and 2002, (2) the changes in their net assets (liquidation basis) and their cash flows (liquidation basis) for the year ended December 31, 2003 and for the period October 30, 2002 to December 31, 2002 and (3) the results of their operations (going concern basis) and their cash flows (going concern basis) for the year ended December 31, 2001 and for the period January 1, 2002 to October 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidation financial statements, because of the inherent uncertainty of valuation when a company is in liquidation, the amounts realizable from the disposition of the remaining assets and the amounts creditors agree to accept in settlement of the obligations due them may differ materially from the amount shown in the accompanying consolidated statements of net assets as of December 31, 2003 and 2002.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
March  25, 2004

            CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
                  AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                                                                   2003                           2002
                                                                        --------------------                  ------------
  ASSETS
  Real estate held for sale                                                    $           -                   $31,146,000
  Investment in joint ventures                                                       720,791                    37,202,673
  Cash and cash equivalents                                                       12,868,201                       260,370
  Other assets                                                                       196,059                       273,333
  Loan and accrued interest from related party                                     5,383,586                             -
  Receivables, net                                                                         -                       123,997
                                                                        --------------------                  ------------

          Total Assets                                                            19,168,637                    69,006,373
                                                                        --------------------                  ------------

  LIABILITIES

  Accounts payable and accrued expenses                                              792,630                       640,412
  Credit Facility                                                                          -                    19,718,457
  Common share dividend payable                                                   10,419,678                             -
  Class B Unitholder distribution payable                                          1,071,941                             -
  Reserve for estimated costs during the period of liquidation                     1,500,000                     1,500,000
  Deferrals of gains on real estate assets and joint ventures                              -                    28,173,687

  COMMITMENTS AND CONTINGENCIES (Note 8, 9)

  Class B Partnership Interests (Note 8)                                                   -                             -

  Class A Partnership Units, at liquidation value (Note 9)                                 -                       672,178
                                                                        --------------------                  ------------

         Total Liabilities                                                        13,784,249                    50,704,734
                                                                        --------------------                  ------------

  NET ASSETS IN LIQUIDATION                                                      $ 5,384,388                   $18,301,639
                                                                        ====================                  ============



                 See notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS FOR THE YEAR
   ENDED DECEMBER 31, 2003, THE PERIOD OCTOBER 30, 2002 TO DECEMBER 31, 2002 (LIQUIDATION BASIS) AND CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD JANUARY 1, 2002 TO OCTOBER 29, 2002 AND FOR THE YEAR ENDED DECEMBER 31, 2001
                             (GOING CONCERN BASIS)


                                                                          PERIOD
                                                                         10/30/02      PERIOD 1/1/02
                                                           2003         TO 12/31/02     TO 10/29/02                        2001
                                                       (LIQUIDATION    (LIQUIDATION   (GOING CONCERN       2002       (GOING CONCERN
                                                          BASIS)          BASIS)          BASIS)       (AGGREGATED)        BASIS)
                                                       ------------    ------------    ------------    ------------    ------------
Rental revenue                                         $  2,176,380    $    700,425    $  2,977,012    $  3,677,437    $  8,065,000
                                                       ------------    ------------    ------------    ------------    ------------

Costs and expenses:
    Operating expenses                                      789,161         221,241         754,642         975,883       1,857,916
    Depreciation and amortization                                 -               -         721,499         721,499       1,608,001
    Asset management fee                                    200,000          33,333         122,530         155,863         871,863
    Transition management fee                                     -               -         208,250         208,250               -
    Purchase of advisory agreements                               -               -      15,262,114      15,262,114               -
    Administrative expenses                               1,056,847         329,886       3,507,940       3,837,826       1,174,180
    Property management fee                                  59,957          22,968          89,671         112,639         235,036
                                                       ------------    ------------    ------------    ------------    ------------
                                                          2,105,965         607,428      20,666,646      21,274,074       5,746,996
                                                       ------------    ------------    ------------    ------------    ------------

Income (loss) before equity income from joint
ventures, interest and other income                          70,415          92,997     (17,689,634)    (17,596,637)      2,318,004

    Equity income from joint ventures                    16,940,732         510,929       2,466,118       2,977,047               -
    Gain on sale of real estate held for sale            14,081,822               -               -               -               -
    Interest expense                                       (488,007)       (133,585)       (563,778)       (697,363)              -
    Interest income                                          69,187           4,475          52,464          56,939         417,638
    Other income                                            199,382          45,292               -          45,292          47,882
                                                       ------------    ------------    ------------    ------------    ------------

Net income (loss) from continuing operations             30,873,531         520,108     (15,734,830)    (15,214,722)      2,783,524
Net loss from discontinued operations                             -               -        (265,185)       (265,185)       (256,839)
                                                       ------------    ------------    ------------    ------------    ------------

Net income (loss)                                        30,873,531         520,108     (16,000,015)    (15,479,907)      2,526,685
Preferred dividends                                         (34,076)        (21,298)        (21,286)        (42,584)              -
                                                       ------------    ------------    ------------    ------------    ------------

Net income (loss) available for common
    stockholders                                         30,839,455         498,810    $(16,021,301)   $(15,522,491)   $  2,526,685
                                                                                       ============    ============    ============

Net assets at October 29, 2002                                    -      27,872,920
Net assets in liquidation at January 1, 2003             18,301,639               -

Adjustments to liquidation basis of accounting                    -      (3,562,722)
Increase in reserve for estimated liquidation
    costs                                                  (398,698)              -

Class B Unitholder distribution                          (1,071,941)              -
Liquidating dividends- common shares                    (42,286,067)     (6,507,369)
                                                       ------------    ------------

Net assets in liquidation at end of period             $  5,384,388    $ 18,301,639
                                                       ============    ============


                                                                     (CONTINUED)

  CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS FOR THE YEAR
   ENDED DECEMBER 31, 2003, THE PERIOD OCTOBER 30, 2002 TO DECEMBER 31, 2002 (LIQUIDATION BASIS) AND CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD JANUARY 1, 2002 TO OCTOBER 29, 2002 AND FOR THE YEAR ENDED DECEMBER 31, 2001
                       (GOING CONCERN BASIS) (CONTINUED)




                                                               PERIOD
                                                              10/30/02      PERIOD 1/1/02
                                                2003         TO 12/31/02     TO 10/29/02                                2001
                                            (LIQUIDATION    (LIQUIDATION   (GOING CONCERN            2002          (GOING CONCERN
                                               BASIS)          BASIS)          BASIS)            (AGGREGATED)           BASIS)
                                            ------------    ------------    ------------         ------------       ------------
Earnings (loss) per share - Basic and Diluted

Net income (loss) from continuing                                                             $       (18.24)       $      2.37
operations                                 $      39.10
Net loss from discontinued operations                 -                                       $       (0.32)        $     (0.22)
                                          --------------                                    ---------------------  -----------------
Income (loss) per common share             $      39.10                                       $       (18.56)       $      2.15
                                          ==============                                    =====================  =================
Weighted average common shares                  788,772                                              836,266          1,173,998
                                          ==============                                    =====================  =================



                                                                    (CONCLUDED)


                 See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.

             CONSOLIDATED STATEMENTS OF EQUITY (GOING CONCERN BASIS)
               FOR THE PERIOD JANUARY 1, 2002 TO OCTOBER 29, 2002
                      AND THE YEAR ENDED DECEMBER 31, 2001


                                         PARTNERS' EQUITY                               STOCKHOLDERS' EQUITY
                                    --------------------------   ------------------------------------------------------------------
                                     GENERAL        LIMITED       COMMON   ADDITIONAL     TREASURY        RETAINED
                                     PARTNERS       PARTNERS      STOCK      CAPITAL        STOCK         EARNINGS         TOTAL
                                    -----------   ------------   -------   -----------   ------------   ------------   ------------
Balance, January 1, 2001            $ 2,769,681   $ 52,623,568   $     -   $         -   $          -   $          -   $ 55,393,249

Net income through April 17, 2001        35,103        666,956         -             -              -              -        702,059

Conversion of Partnership to REIT    (2,804,784)   (53,290,524)   11,739    56,083,569              -              -              -

Net income after conversion                   -              -         -             -              -      1,824,626      1,824,626

Distributions ($1.87 per share)               -              -         -             -              -     (2,195,376)    (2,195,376)
                                    -----------   ------------   -------   -----------   ------------   ------------   ------------

Balance, December 31, 2001                    -              -    11,739    56,083,569              -       (370,750)    55,724,558
                                    -----------   ------------   -------   -----------   ------------   ------------   ------------

Net loss                                      -              -         -             -              -    (16,000,015)   (16,000,015)

Purchase of Treasury Stock                    -              -         -             -    (11,830,337)             -    (11,830,337)

Dividends paid-Preferred                      -              -         -             -              -        (21,286)       (21,286)
                                    -----------   ------------   -------   -----------   ------------   ------------   ------------

Balance, October 29, 2002           $         -   $          -   $11,739   $56,083,569   ($11,830,337)  ($16,392,051)  $ 27,872,920
                                    ===========   ============   =======   ===========   ============   ============   ============


                 See notes to consolidated financial statements.

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003
      (LIQUDATION BASIS), THE PERIOD OCTOBER 30, 2002 TO DECEMBER 31, 2002 (LIQUIDATION BASIS) AND JANUARY 1, 2002 TO OCTOBER 29, 2002 (GOING CONCERN
             BASIS) AND FOR THE YEAR ENDED DECEMBER 31, 2001 (GOING
                                 CONCERN BASIS)


                                                                              PERIOD
                                                                            10/30/02 TO   PERIOD 1/1/02                    2001
                                                                  2003       12/31/2002    TO 10/29/02                    (GOING
                                                             (LIQUIDATION  (LIQUIDATION  (GOING CONCERN      2002         CONCERN
                                                                 BASIS)        BASIS)        BASIS)      (AGGREGATED)      BASIS)
                                                              ------------  -----------   -------------  ------------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                             $ 30,873,531  $   520,108   $(16,000,015)  $(15,479,907)  $ 2,526,685
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                       -            -        721,499        721,499     1,608,001
     Straight line adjustment for stepped lease rentals                  -            -         34,949         34,949       (77,601)
     Change in bad debt reserve                                       (187)     (38,150)        28,576         (9,574)            -
     Purchase of advisory agreement                                      -            -     15,262,114     15,262,114             -
     Distributions in excess of earnings from joint ventures    22,472,031      285,806     11,188,628     11,474,434             -
     Loss from discontinued operations                                   -            -        265,185        265,185       256,839
     Gain on sales of real estate held for sale                (14,081,822)           -              -              -             -
Changes in operating assets and liabilities:
     Due from related parties and receivables                      111,668      (76,274)       (13,623)       (89,897)       40,487
     Other assets                                                   77,274       20,130       (927,305)      (907,175)     (435,646)
     Accounts payable and accrued expenses                        (519,961)     279,141        (94,583)       184,558          (390)
     Liquidating expenses paid                                    (398,698)           -              -              -             -
     Due to affiliates                                                   -            -              -              -      (335,041)
                                                              ------------  -----------   ------------   ------------   -----------
Net cash provided by operating activities                       38,533,836      990,761     10,465,425     11,456,186     3,583,334
                                                              ------------  -----------   ------------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Discontinued operations                                                  -            -       (245,534)  $   (245,534)  $  (205,952)
Improvements to real estate held for sale                         (153,576)           -       (538,002)  $   (538,002)  $  (281,944)
Investment in Accotel                                             (720,791)           -              -              -             -
Proceeds from sales of real estate held for sale                31,938,728            -              -              -             -
                                                              ------------  -----------   ------------   ------------   -----------

Net cash provided by (used in) investing activities             31,064,361            -       (783,536)  $   (783,536)  $  (487,896)
                                                              ------------  -----------   ------------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                               -            -    (11,830,337)   (11,830,337)            -
Proceeds from Fleet Loan                                        15,423,374            -              -              -             -
Paydown of Fleet Loan                                          (15,423,374)           -              -              -             -
Related party loan receivable                                   (5,371,444)           -              -              -             -
Proceeds from Credit Facility                                            -            -     19,718,457     19,718,457             -
Paydown of Credit Facility due to sales                         (6,524,820)           -              -              -             -
Payoff of Credit Facility                                      (13,193,637)           -              -              -             -
Payoff of note payable                                                   -            -    (14,589,936)   (14,589,936)            -
Dividends - Common                                             (31,866,389)  (6,507,369)             -     (6,507,369)  $(2,195,376)
Distributions paid-Class A Unitholder                              (34,076)     (42,584)             -        (42,584)            -
                                                              ------------  -----------   ------------   ------------   -----------
Net cash used in financing activities                          (56,990,366)  (6,549,953)    (6,701,816)   (13,251,769)  $(2,195,376)
                                                              ------------  -----------   ------------   ------------   -----------


                                                                     (CONTINUED)

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003, AND
      THE PERIOD OCTOBER 30, 2002 TO DECEMBER 31, 2002 (LIQUIDATION BASIS) AND JANUARY 1, 2002 TO OCTOBER 29, 2002 AND FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (GOING CONCERN BASIS) (CONTINUED)


                                                                PERIOD
                                                              10/30/02 TO      PERIOD 1/1/02
                                                              12/31/2002        TO 10/29/02
                                                             (LIQUIDATION     (GOING CONCERN        2002
                                               2003             BASIS)            BASIS)         (AGGREGATED)            2001
                                           --------------  ----------------  ----------------  -------------------  ----------------
Increase (decrease) in cash and cash
equivalents                                   12,607,831       (5,559,192)        2,980,073         (2,579,119)           900,062
                                           --------------  ----------------  ---------------  ------------------  ----------------

Cash and cash cquivalents, beginning of
period                                                 -         5,819,562       11,122,456          11,122,456        10,222,394
Cash and cash equivalents related to
investments in joint ventures                          -                 -      (8,282,967)         (8,282,967)                 -
                                           --------------  ----------------  ---------------  ------------------  ----------------
Adjusted cash and cash equivalents,
beginning of period                              260,370         5,819,562        2,839,489           2,839,489                 -
                                           --------------  ----------------  ---------------  ------------------  ----------------
Cash and cash equivalents, end of period    $ 12,868,201       $   260,370     $  5,819,562        $    260,370      $ 11,122,456
                                           ==============  ================  ===============  ==================  ================

Supplemental Disclosure of Cash Flow
Information
Cash paid for interest                        $  488,007       $   133,585     $    563,778        $    697,363      $          -
                                           ==============  ================  ===============  ==================  ================

Common share dividend payable               $ 10,419,678       $               $       -           $          -      $          -
                                           ==============  ================  ===============  ==================  ================
Class B Unitholder distribution payable     $  1,017,491       $         -     $       -           $          -      $          -
                                           ==============  ================  ===============  ==================  ================


                                                                   (CONCLUDED)



                 See notes to consolidated financial statements.

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION

       Shelbourne Properties III, Inc., a Delaware corporation (the "Corporation"), was formed on April 17, 2001. The Corporation's wholly-owned operating partnership, Shelbourne Properties III L.P., a Delaware limited partnership (the "Operating Partnership," and together with the Corporation, the "Company"), holds directly and indirectly all of the Company's assets. Pursuant to a merger that was consummated on April 17, 2001, the Operating Partnership became the successor by merger to High Equity Partners L.P., Series 88 (the "Predecessor Partnership").

       In August 2002, the Board of Directors adopted a Plan of Liquidation (the "Plan of Liquidation") and directed that the Plan of Liquidation be submitted to the Corporation's stockholders for approval. The stockholders of the Corporation approved the Plan of Liquidation at a Special Meeting of Stockholders held on October 29, 2002. The Plan of Liquidation contemplates the orderly sale of all of the Corporation's assets for cash or such other form of consideration as may be conveniently distributed to the Corporation's stockholders and the payment of (or provision for) the Corporation's liabilities and expenses, as well as to the extent deemed advisable, the establishment of a reserve to fund the Corporation's contingent liabilities. The Plan of Liquidation gives the Corporation's Board of Directors the power to sell any and all of the assets of the Corporation without further approval by the stockholders.

       The Corporation presently expects that on April 16, 2004 any then remaining assets and liabilities will be transferred to a liquidating trust. With the transfer to a liquidating trust, the liquidation will be completed for federal and state income tax purposes, although one or more distributions of the remaining cash and net proceeds from future asset sales may occur subsequent to the establishment of a liquidating trust.

       At such time as the assets of the Company are distributed to a liquidating trust, the interests in such trust will be non-transferable. Accordingly, investors will not be able to sell their interests in the liquidating trust but will receive distributions from the liquidating trust as the remaining assets are liquidated.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       As a result of the adoption of the Plan of Liquidation and its approval by the Corporation's stockholders, the Corporation adopted the liquidation basis of accounting for the period subsequent to October 29, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value. Liabilities including the reserves for estimated costs during the period of liquidation are stated at their anticipated settlement amounts. The valuation of investments in joint ventures and real estate held for sale is based upon current contracts, estimates as determined by independent appraisals or other indications of sales values. The valuations for other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of December 31, 2003 and 2002. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

       The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, the Operating Partnership and Shelbourne Properties III GP LLC, the general partner of the Operating Partnership and a wholly-owned subsidiary of the Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

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

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       ADJUSTMENTS TO LIQUIDATION BASIS OF ACCOUNTING

       On October 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The entire portfolio consisting of properties located in Livonia, Michigan; Melrose Park, Illinois; Hilliard, Ohio; New York, New York; Indianapolis, Indiana; Grove City, Ohio; Las Vegas, Nevada; and Orange, Ohio have been sold.

       The anticipated gains, which include any distributions payable to the Class B Unitholder associated with the adjustment in value of these real estate properties, have been deferred until such time as a sale occurs. Due to the sale of the entire portfolio, during the year ended December 31, 2003, the Corporation recognized actual gains of $14,081,822 on the sale of real estate and $15,494,565 included in equity income from joint ventures attributable to real estate sales. As a result of these sales, the Corporation's deferred gain at December 31, 2002 was reduced by $28,173,687 to zero.

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

       The reserve for additional costs associated with liquidation was $1,500,000 at December 31, 2002 and at December 31, 2003. A decrease in the reserve resulting from (a) professional costs associated with obtaining the Fleet Loan of $379,965, (b) $2,067 incurred in connection with the payoff of the Fleet Loan, and (c) tax planning costs of $16,666 paid to an affiliate of Presidio Capital Investment Company, LLC in connection with the Accotel transaction (see note 10) was offset by an increase in management's estimate of costs associated with the execution of the Plan of Liquidation of $398,698.

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

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       RECEIVABLES

       Receivables are stated net of an allowance of doubtful accounts of $18,983 and $19,170 as of December 31, 2003 and 2002, respectively.

       REVENUE RECOGNITION

       Prior to the adoption of the liquidation basis of accounting, base rents were recognized on a straight-line basis over the terms of the related leases. Subsequent to the adoption of the liquidation basis of accounting, the amount of the previously deferred straight-line rent was grouped with real estate for purposes of comparing such balances to their net realizable value and, if such amounts when aggregated with real estate exceeded the net realizable value, the amount of the excess was included in the write-off of other assets as part of the adjustment to the liquidation basis of accounting. At October 29, 2002 approximately $356,513 of deferred straight-line rent, that was included in other assets, was subsequently grouped with real estate with no write-off required.

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

       INVESTMENTS IN JOINT VENTURES

       Certain properties are owned in joint ventures with Shelbourne Properties I L.P. and/or Shelbourne Properties II L.P. Prior to April 30, 2002, the Corporation owned an undivided interest in the assets owned by these joint ventures and was severally liable for indebtedness it incurred in connection with its ownership interest in those properties. Therefore, for periods prior to January 1, 2002, the Corporation's condensed consolidated financial statements had presented the assets, liabilities, revenues and expenses of the joint ventures on a pro- rata basis in accordance with the Corporation's percentage of ownership.

       After April 30, 2002, as a result of the Operating Partnership's incurring debt in connection with entering into the Credit Facility discussed in Note 6, the Corporation was no longer allowed to account for its investments in joint ventures on a pro-rata consolidation basis in accordance with its percentage of ownership but must instead utilize the equity method of accounting. Accordingly, the Corporation's consolidated balance sheet at December 31, 2003 and 2002 and the Corporation's consolidated statements of operations commencing January 1, 2002 reflect the equity method of accounting.

       REAL ESTATE HELD FOR SALE

       Subsequent to the adoption of the liquidation basis of accounting, real estate assets were adjusted to their net realizable value and classified as real estate held for sale. Additionally, the Corporation suspended recording any further depreciation expense.

       Repairs and maintenance are charged to expense as incurred. Replacements and betterments are capitalized.

       DEPRECIATION AND AMORTIZATION

       Upon the adoption of the liquidation basis of accounting, deferred loan fees costs of $614,178 were written off to reflect the balances at their net realizable value. Direct lease costs associated with the real estate were

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       DEPRECIATION AND AMORTIZATION (CONTINUED)

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

       The Corporation paid to stockholders an amount greater than its taxable income; therefore, no provision for federal income taxes is required. For federal income tax purposes, the cash dividends distributed to stockholders are characterized as follows:

                                                 2003        2002       2001
                                                 ----        ----       ----

           Cash Liquidation Distribution          100%        100%        -
           Ordinary Income                          -           -        80%
           Return of Capital                        -           -        20%
                                                 ----        ----      ----
           Total                                  100%        100%      100%
                                                 ====        ====      ====


       Prior to conversion to a REIT, no provision had been made for federal, state and local income taxes since they were the personal responsibility of the partners. A final tax return and K-1's were issued for the short tax year ended April 17, 2001.

       Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of rental income and depreciation. As a result of these differences, impairment of long-lived assets and the initial write off of organization costs for book purposes, the tax basis of the Corporation's net assets exceeded its book value by $24,447,813 at December 31, 2002.

       AMOUNTS PER SHARE

       Basic earnings (loss) per share is computed based on weighted average common shares outstanding during the period.

       DIVIDENDS PER SHARE

       On December 7, 2001, the Board of Directors declared a dividend of $1.87 per share. The dividend was paid on December 21, 2001 to all stockholders of record as of December 17, 2001.

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       DIVIDENDS PER SHARE (CONTINUED)

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

       On June 19, 2003 the Board of Directors declared a dividend of $1.90 per share. The dividend was paid on July 9, 2003 to the stockholders of record at the close of business on June 30, 2003.

       On December 16, 2003, the Board of Directors declared a dividend of $13.21 per share. The dividend was paid January 8, 2004 to stockholders of record as of the close of business on December 26, 2003.

       The stockholders' Priority Return (defined in note 8 below) as of January 8, 2004 was $5.51, which was satisfied on that date. Consequently, the Class B Unitholder, which is entitled to receive distributions only after the satisfaction of the Priority Return, was paid a distribution of $1,071,941 on January 8, 2004.

       RECENTLY ISSUED ACCOUNTING STANDARDS

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements will be effective for fiscal years beginning after May 15, 2002. This statement had no material effect on the Corporation's financial statements.

       In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation were effective for the Corporation's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no material effect on the Corporation's financial statements.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement had no material effect on the Corporation's financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

       shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no material effect on the Corporation's financial statements.

       In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003). Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Corporation will be required to adopt FIN 46R in the first fiscal period ending after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Corporation does not expect that this will have a material impact on the Corporation's consolidated financial statements.

3.     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

       During the years ended December 31, 2001, 2002 and 2003, property management services (the "Property Management Services") and asset management services, investor relation services and accounting services (the "Asset Management Services") have been provided to (i) the Predecessor Partnership by affiliates of the general partners of the Predecessor Partnership's (the "Predecessor General Partners") and (ii) the Company by affiliates of the Company.

       ASSET MANAGEMENT SERVICES

       For the period January 1, 2001 through April 16, 2001, an affiliate of the Predecessor General Partners, Resources Supervisory, provided Asset Management Services for an annual fee equal to 1.25% of the Predecessor Partnership's gross asset value. In addition, the Predecessor Partnership was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Resources Supervisory for expenses incurred in connection with the performance of its services.

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
       -----------------------------------------------------------------------

       ASSET MANAGEMENT SERVICES (CONTINUED)

       Effective April 17, 2001 through February 14, 2002, Shelbourne Management LLC ("Shelbourne Management"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC ("PCIC"), provided asset management services to the Company pursuant to the terms of an Advisory Agreement (the "Advisory Agreement") between the Corporation, the Operating Partnership and Shelbourne Management. Pursuant to the terms of the Advisory Agreement, the Corporation was obligated to pay for asset management services, an annual asset management fee, payable quarterly, equal to 1.25% of the Corporation's gross asset value as of the last day of each year. In addition, the Corporation was obligated to (i) pay $200,000 for non-accountable expenses and (ii) reimburse Shelbourne Management for expenses incurred in connection with the performance of its services.

       Effective February 14, 2002, in connection with the Transaction (as described below), PCIC began providing such services for a reduced fee of $333,333 per annum (the "Transaction Management Fee"). Both Shelbourne Management and PCIC were affiliates of the then management of the Corporation.

       Effective October 1, 2002, as contemplated by the Plan of Liquidation, the agreement with PCIC was terminated and Kestrel Management, L.P. ("Kestrel") began providing the Asset Management Services for a fee of $200,000 per annum. Kestrel is an affiliate of the Corporation's current Chief Executive Officer.

       PROPERTY MANAGEMENT SERVICES

       During the years ended December 31, 2001, 2002 and 2003, property management services were provided by Kestrel pursuant to agreements that provide for a fee of up to 3% of property revenue.

       The following table summarizes the amounts paid to affiliates for Expense Reimbursements, Asset Management Fees, Transition Management Fee and Property Management Fees and for the twelve-month periods ended December 31, 2003, 2002 and 2001. All numbers in the tables below include the Corporation's share of fees paid to Kestrel by properties owned by joint ventures in which the Corporation currently has or previously had an interest.

       YEAR ENDED DECEMBER 31, 2003

                                             Resources       Shelbourne
                                            Supervisory      Management       Kestrel
                                            -----------      ----------       -------
         Expense Reimbursement             $      -         $      -        $       -
         Asset Management Fee                     -                -          200,000
         Property Management Fees                 -                -          124,796


       YEAR ENDED DECEMBER 31, 2002

                                             Resources       Shelbourne
                                            Supervisory      Management       Kestrel
                                            -----------      ----------       -------
         Expense Reimbursement              $      -        $  25,000        $      -
         Asset Management Fee                      -          105,863          50,000
         Transition Management Fee                 -          208,250               -
         Property Management Fees                  -                -         246,833

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
       -----------------------------------------------------------------------

       PROPERTY MANAGEMENT SERVICES  (CONTINUED)


       YEAR ENDED DECEMBER 31, 2001

                                             Resources       Shelbourne
                                            Supervisory      Management       Kestrel
                                            -----------      ----------       -------
         Expense Reimbursement              $   59,444       $  140,556        $      -
         Asset Management Fee                  394,808          477,055               -
         Property Management Fees                    -                -         235,036


       ALLOCATIONS OF DIVIDENDS BY THE CORPORATION

       Dividends payable to affiliates for the years ended December 31, 2003, 2002 and 2001 on account of shares of common stock owned are as follows:

                                                                  Year Ended December 31,
                                                            2003           2002            2001
                                                            ----           ----            ----
        Presidio Capital Investment Company LLC        $          -      $              $720,373
        HX Investors, L.P.                               13,270,754       2,709,993      60,027


       In addition, effective August 19, 2002, in connection with the settlement of the lawsuit brought by HX Investors L.P. ("HX Investors"), Shelbourne Management agreed to pay to HX Investors approximately 42% of the amounts paid to Shelbourne Management with respect to the Class A units. Distributions paid to Shelbourne Management on account of its Class A units for the years ended December 31, 2003 and 2002 were $34,076 and $42,584, respectively, of which $14,312 and $7,720, respectively, were paid by Shelbourne Management to HX Investors pursuant to their agreement.

       THE TRANSACTION

       On February 14, 2002, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. (the "Companies") consummated a transaction (the "Transaction") whereby the Corporation purchased the 385,226 shares of the Corporation's common stock held by subsidiaries of PCIC and the Advisory Agreement was contributed to the Operating Partnership. Pursuant to the Transaction, the Corporation paid PCIC $11,830,337 in cash and the Operating Partnership issued preferred partnership interests with an aggregate liquidation preference of $672,178 and a note in the amount of $14,589,936. This note was satisfied in April 2002 from the proceeds of the Credit Facility (see note 6). The liquidation preference was eliminated on January 15, 2003 in connection with the Accotel transaction (see note 11).

       RELATED PARTY LOAN RECEIVABLE

       In connection with the Fleet Loan financing, the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans. Under the terms of the Fleet Loan, the Corporation was required to utilize a portion of its proceeds generated by property sales to make principal payments on the Fleet Loan on behalf of Shelbourne Properties II, Inc. and Shelbourne Properties I, Inc. In accordance with

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
       -----------------------------------------------------------------------

       RELATED PARTY LOAN RECEIVABLE (CONTINUED)

       the terms of the Indemnity, Contribution and Subrogation Agreements, the portion of the principal payments made by the Corporation that were allocable to Shelbourne Properties II, Inc. were recorded as a loan receivable. The loan due from Shelbourne Properties II, Inc. is secured by Shelbourne Properties II, Inc.'s interests in the entities that own its properties and requires payments of interest under the same terms as the Fleet Loan, which is LIBOR plus 2.75% (3.875% at December 31, 2003). The principal and accrued interest due to the Corporation at December 31, 2003 from Shelbourne Properties II, Inc. is $5,383,586. On December 11, 2003 the loan due from Shelbourne Properties I, Inc. was repaid in full to the Corporation. During 2003, the Corporation earned interest income of $30,956 related to the loans receivable.

4.     REAL ESTATE HELD FOR SALE

       As of December 31, 2003, the Corporation sold all of its real estate.

       On January 29, 2003, Livonia Shopping Plaza located in Livonia, Michigan was sold for a gross sales price of $12,969,000. The Corporation received proceeds of $12,737,781 after closing costs. After the mortgage repayment of $4,700,000 and closing adjustments the Corporation received net proceeds of $7,864,544. The Corporation recognized a gain for financial reporting purposes of $4,481,423.

       On February 28, 2003, the Corporation sold its property located in Melrose Park, Illinois for a gross purchase price of $2,164,800. The Corporation received proceeds of approximately $1,970,000 after closing costs and adjustments. The Corporation recognized a gain for financial reporting purposes of $137,549.

       On November 5, 2003, the Corporation sold its property located in Las Vegas, Nevada for a gross sales price of $17,500,000. After closing adjustments and costs, net proceeds were $17,026,657. In compliance with the Fleet Loan, the required principal paydown was $15,250,000 of which the Corporation was responsible for $12,611,202. Pursuant to the Indemnity, Contribution and Subrogation Agreements, the Corporation paid the remaining principal payment due in the amount of $2,638,798 on behalf of Shelbourne Properties I, Inc. After the total principal payment, the remaining proceeds from the sale amounted to $1,776,657. The Corporation recognized a gain for financial reporting purposes of $9,462,850.

       On December 11, 2003, Shelbourne Properties I, Inc. repaid the principal amount of $2,638,798 plus interest to the Corporation.

5.     INVESTMENT IN JOINT VENTURES

       As of December 31, 2003 the Corporation's only remaining joint venture investment was its investment in the Accor S.A. Properties, described in note 11. The joint ventures are accounted for utilizing the equity method of accounting.

       On January 14, 2002, one of the Corporation's joint ventures sold a supermarket in Edina, Minnesota for $3,500,000 that resulted in a gain on sale to the Company for financial reporting purposes of $649,092. On January 30, 2002, the same joint venture sold a supermarket in Toledo, OH for $3,600,000 that resulted in a net loss to the Company for financial reporting purposes of $186,380. These amounts are included in the Company's equity earnings from joint ventures.

       On August 5, 2002, one of the Company's joint ventures sold a supermarket in Norcross, Georgia. The net proceeds of approximately $325,000 from the sale were approximately equal to the joint ventures' net book value of the property, accordingly, there was no gain or loss for financial reporting purposes.

       On October 30, 2002, the Corporation adopted the liquidation basis of accounting. Subsequent to the adoption of the liquidation basis of accounting, the investments in joint ventures were adjusted to their net

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.     INVESTMENT IN JOINT VENTURES (CONTINUED)

       realizable value based on current contracts, estimates as determined by independent appraisals and other indications of sales value.

       On January 31, 2003, the Hilliard, Ohio property, which was owned by Tri-Columbus Associates, in which the Corporation held a 79.34% interest, was sold for a gross sales price of $4,600,000. After satisfying the debt encumbering the property, closing adjustments and other closing costs, net proceeds were approximately $2,063,000, $1,636,784 of which is attributable to the Corporation's interest. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

       On February 28, 2003, 568 Broadway Joint Venture, a joint venture in which the Corporation indirectly held a 22.15% interest, sold its property located at 568 Broadway, New York, New York for a gross sale price of $87,500,000. After assumption of the debt encumbering the property ($10,000,000), closing adjustments and other closing costs, net proceeds were approximately $73,000,000, approximately $16,169,500 of which was allocated to the Operating Partnership. The joint venture recognized a gain for financial reporting purposes of $67,746,480 of which $14,565,894 was attributable to the Corporation and is reported as equity income from joint ventures.

       On May 8, 2003, Indiana Market Ltd., a joint venture in which the Corporation held a 50% interest, consummated the sale of its shopping center property located in Indianapolis, Indiana commonly referred to as Indiana Market Place for a purchase price of $700,000. After closing costs and adjustments, net proceeds were $600,210 of which $300,105 is allocable to the Corporation. The Corporation recognized a gain for financial reporting purposes of $26,610 which is included in income from joint ventures.

       On June 18, 2003, the Grove City, Ohio property which was owned by Tri-Columbus Associates was sold for a gross sales price of $4,090,000. The Fleet Loan (See note 7) required a principal payment equal to the greater of $3,300,000 or 90% of the net proceeds. After closing adjustments and costs, net proceeds were $3,938,286. As a result, the required principal payment was $3,544,457 of which the Corporation was allocated $2,812,172. The remaining proceeds after the principal payment were $393,829 of which the Corporation was allocated $312,464. The joint venture recognized no gain or loss on the sale as the joint venture's property was previously written down to its net realizable value.

       On December 11, 2003, the Orange, Ohio property, which was also owned by Tri-Columbus Associates, was sold for a gross sales price of $13,900,000. After the required principal paydown of $9,200,000, of which the Corporation was allocated $7,299,280, closing costs and adjustments, the net proceeds amounted to $4,419,613. The Corporation was allocated $3,506,521 and recognized a gain for financial reporting purposes of $902,060.

6.     CREDIT FACILITY

       On May 1, 2002, the operating partnerships of the Companies and certain of the operating partnerships' subsidiaries entered into a $75,000,000 revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, New York Branch, as agent for itself and other lenders (the "Credit Facility"). The Credit Facility had a term of three years and was prepayable in whole or in part at any time without penalty or premium. The Companies initially borrowed $73,330,073 under the Credit Facility. The Company's share of the proceeds amounted to $19,718,457, of which $14,589,936 was used to repay the note issued in the Transaction, $142,871 to pay associated accrued interest and $556,712 to pay costs associated with the Credit Facility. The excess proceeds of approximately $4,428,938 were deposited into the Company's operating cash account. The Credit Facility was subsequently satisfied on February 20, 2003 (see note 7 below.)

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     FLEET LOAN

       On February 20, 2003, in a transaction designed to provide flexibility to the Corporation, Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., (collectively, the "Companies") and their respective operating partnerships (the "Shelbourne OPs") in implementing their respective plans of liquidation and to enable them to distribute 100% of the net proceeds from the sale of the New York, New York property, direct and indirect subsidiaries (the "Borrowers") of each of the Companies entered into a Loan Agreement with Fleet National Bank, as agent for itself and other lenders ("Fleet") pursuant to which the Borrowers obtained a $55,000,000 Fleet Loan (the "Fleet Loan"). The Companies believed that by entering into a single loan transaction instead of three separate loan transactions they were able to obtain a larger loan at a more favorable interest rate.

       The Borrowers were jointly and severally liable for the repayment of the amounts due under the Fleet Loan and the Shelbourne OPs and the Companies have guaranteed the repayment of the Fleet Loan. A portion of the Fleet Loan proceeds, as well as the balance of a note in the amount of $10,000,000 secured by the 568 Broadway property were used to satisfy the Credit Facility that had a payoff amount in aggregate of $37,417,249 as of February 20, 2003.

       The Fleet Loan was satisfied on December 11, 2003 from the proceeds of the sales of properties owned by the Corporation, Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc..

       Pursuant to the terms of the Fleet Loan, each Borrower was jointly and severally liable for the repayment of the entire principal, interest and other amounts due under the Fleet Loan. Accordingly, the Borrowers, the Companies and the Shelbourne OPs entered into Indemnity, Contribution and Subrogation Agreements, the purpose and intent of which was to place the operating partnerships in the same position (as among each other) as each would have been had the lender made three separate loans, one to each of the operating partnerships. The principal benefit derived from obtaining one loan instead of three separate loans is that the interest rate on the Fleet Loan and the costs associated with the Fleet Loan were less than that which would have been incurred for three separate smaller loans.

8.     CLASS B PARTNERSHIP INTERESTS

       Under the Plan of Liquidation which has been approved by the Corporation's Board of Directors and stockholders, HX Investors is entitled to receive an incentive payment of 15% of (i) the cash and other proceeds generated from operating the assets and properties of the Company, plus the aggregate fair value of all consideration received from the disposal of the assets and properties of the Company less (ii) the sum of all direct costs incurred in connection with such disposal (the "Incentive Fee"), after the payment of a priority return of approximately $52.25 per share to stockholders of the Corporation plus interest thereon compounded quarterly at 6% per annum (the "Priority Return"). On August 19, 2002, the Board of Directors of the Corporation authorized the issuance by the Operating Partnership of, and the Operating Partnership issued, Class B Units to HX Investors which Class B Units provide distribution rights to HX Investors consistent with the intent and financial terms of the Incentive Fee. The Class B Units entitle the holder thereof to receive distributions equal to 15% of gross proceeds after the Priority Return. On December 16, 2003 the Board of Directors declared a dividend to common stockholders of $13.21, payable on January 8, 2004. The Priority Return was $5.51 as of January 8, 2004 and was satisfied on that date. As a result, the Class B Untiholder was paid a distribution of $1,071,941 on January 8, 2004. All future dividends will be subject to the 15% distribution to HX Investors.

9.     CLASS A 5% PREFERRED PARTNERSHIP INTERESTS

       In connection with the Transaction, the Operating Partnership issued to Shelbourne Management 672.178 Class A 5% Preferred Partnership Units (the "Class A Units"). The Class A Units entitled the holder to a quarterly distribution equal to 1.25% of the aggregate liquidation preference of the Class A Units ($672,178). In addition, upon the liquidation of the Operating Partnership, each Class A Unit was entitled to a liquidation

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.     CLASS A 5% PREFERRED PARTNERSHIP INTERESTS (CONTINUED)

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

       The terms of the Class A Units were subsequently modified to eliminate the liquidation preference and limit the circumstances under which the holders of the Class A Units can cause the Operating Partnership to purchase the Class A Units at a premium. These circumstances include the occurrence of any of the following if any of the Class A Units are outstanding; (i) the filing of bankruptcy by a Shelbourne OP; (ii) the failure of a Shelbourne OP to be taxed as a partnership; (iii) the termination of the Advisory Agreement; (iv) the issuing of a guaranty by any of the Companies on the debt securing the Accor S.A. Properties (see below); or (v) the taking of any action with respect to the Accor S.A. Properties without the consent of the Class A Unitholder (the "Class A Trigger Events").

       Effective August 19, 2002, in connection with the settlement of the lawsuit brought by HX Investors, Shelbourne Management agreed to pay to HX Investors 42% of the amounts paid to Shelbourne Management with respect to the Class A units (see note 3).

10.    CHANGE IN CONTROL

       On July 1, 2002, the Companies entered into a settlement agreement with respect to certain outstanding litigation involving the Companies. In connection with the settlement, the Corporation entered into a stock purchase agreement (the "Stock Purchase Agreement") with HX Investors, and Exeter Capital Corporation ("Exeter"), the general partner of HX Investors, pursuant to which HX Investors, the owner of approximately 12% of the outstanding common stock of the Corporation, agreed to conduct a tender offer for up to an additional 30% of the Corporation's outstanding stock at a price per share of $49.00 (the "HX Investors Offer"). The tender offer commenced on July 5, 2002 following the filing of the required tender offer documents with the Securities and Exchange Commission by HX Investors.

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

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    CHANGE IN CONTROL (CONTINUED)

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

11.    ACCOTEL TRANSACTION

       On January 15, 2003, a joint venture owned by the Operating Partnership and the operating partnerships of Shelbourne Properties I, Inc. and Shelbourne Properties II, Inc. acquired from Realty Holdings of America, LLC, an unaffiliated third party, a 100% interest in an entity that owns 20 motel properties which are triple net leased to an affiliate of Accor S.A. (the "Accor S.A. Properties"). The cash purchase price, which was provided from working capital, was $2,668,272, of which $867,806, $1,079,675 and $720,791 was paid by Shelbourne Properties I, Inc., Shelbourne Properties II, Inc., and the Corporation respectively. The Accor S.A. Properties are also subject to existing mortgage indebtedness in the current principal amount of approximately $72,200,000.

       The Companies formed the joint venture and acquired the interest in the new properties in order to facilitate the disposition of the other properties of the Companies and the distribution to stockholders of the sales proceeds in accordance with the Plan of Liquidation. Prior to the acquisition of the Accor S.A. Properties, the holder of the Class A Units had the right to cause the Operating Partnerships to purchase the Class A Units at a substantial premium to their liquidation value (at the time of the acquisition, a premium of approximately $4,374,000 in the case of the Operating Partnership and approximately $16,265,000 for all three operating partnerships) unless the operating partnerships maintained at least approximately $54,200,000 of aggregate indebtedness ($14,574,000 in the case of the Operating Partnership) guaranteed by the holder of the Class A Units and secured by assets having an aggregate market value of at least approximately $74,800,000 ($20,100,000 in the case of the Operating Partnership). These requirements significantly impaired the ability of the Corporation to sell its properties and make distributions in accordance with the Plan of Liquidation. In

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.    ACCOTEL TRANSACTION (CONTINUED)

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

       The terms of the Class A Units were also modified to eliminate the $2,500,000 aggregate liquidation preference to which the holder of the Class A Units was previously entitled ($672,178 in the case of the Operating Partnership).

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

12.    SUBSEQUENT EVENT

       On March 17, 2004, the holder of the Class A Units agreed to retain its beneficial ownership of the motel properties and relinquish its right to require the acquisition of other properties, thereby enabling the Corporation to set up liquidating trusts to complete its liquidation as early as April 16, 2004. In consideration of the Class A Unitholder electing to take title to the Accor S.A. Properties earlier than required, the Corporation waived its right to require the Class A Unitholder to reimburse it for up to $75,000 of costs associated with the acquisition of the Accor S.A. Properties and agreed to make a payment to the Class A Unitholder of approximately $41,667.


13.    QUARTERLY DATA (UNAUDITED)

       The following table presents the unaudited financial data by quarter for the years ended December 31, 2003 and 2002. Periods prior to October 30, 2002 were on a going concern basis, liquidation basis was used thereafter:


                                                                                         Income (Loss) Available to
                                   Total Rental Revenues   Income (Loss) Available to      Common Stockholders Per
                                                               Common Stockholders                  Share
                                   ---------------------- ------------------------------ ----------------------------
         Year 2003 Total                      $2,176,380                   $ 30,839,455                     $  39.10
         4th Quarter 2003                        156,441                     10,686,730                        13.56
         3rd Quarter 2003                        466,568                        228,963                          .29
         2nd Quarter 2003                        754,820                        309,730                          .39
         1st Quarter 2003                        798,551                     19,614,032                        24.87

         Year 2002 Total                      $3,677,437                  $(15,522,491)                 $(18.56) (c)
         4th Quarter 2002                        963,163                        806,214                     1.02 (b)
         3rd Quarter 2002                        887,383                         51,355                     0.07 (b)
         2nd Quarter 2002                        991,242                    (1,652,224)                   (2.09) (b)
         1st Quarter 2002                        835,649                   (14,727,836)                  (15.01) (a)

                         SHELBOURNE PROPERTIES III, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.    QUARTERLY DATA (UNAUDITED) (CONTINUED)


       (a) Net Loss per Common Share was calculated using a weighted average shares outstanding of 981,385.

       (b) Net Income per Common Share was calculated using a weighted average shares outstanding of 788,772.

       (c) Net Loss per Common Share was calculated using a weighted average shares outstanding of 836,266.